Form 10-Q
period 1995-09-30
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 1995-11-13
CIK 800730

===========================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the transition period from               to
                                     --------------   --------------

      Commission file number 0-17660


                                METRIC PARTNERS
                         GROWTH SUITE INVESTORS, L.P.,

                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)


          CALIFORNIA                                         94-3050708
 -------------------------------                        -----------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)


        One California Street
       San Francisco, California                               94111-5415
 -------------------------------                        -----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (415) 678-2000
                                                    (800) 347-6707 in all states

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

                                               ---     ---
===========================================================================

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).

                 METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           BALANCE SHEETS (UNAUDITED)


                                                 SEPTEMBER 30,    DECEMBER 31,
                                                      1995           1994
                                                 -------------    ------------
                                     ASSETS

CASH AND CASH EQUIVALENTS                         $  3,872,000    $  5,142,000
CASH INVESTMENTS                                     1,409,000               -
ACCOUNTS RECEIVABLE                                  1,081,000         746,000
PREPAID EXPENSES AND OTHER ASSETS                      361,000         314,000

PROPERTIES AND IMPROVEMENTS                         97,821,000      96,213,000
ACCUMULATED DEPRECIATION                           (30,689,000)    (28,008,000)
                                                  ------------    ------------

NET PROPERTIES AND IMPROVEMENTS                     67,132,000      68,205,000

DEFERRED FINANCING COSTS                               183,000         235,000
DEFERRED FRANCHISE FEES                                256,000         294,000
                                                  ------------    ------------

TOTAL ASSETS                                      $ 74,294,000    $ 74,936,000
                                                  ============    ============

                        LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE                                  $  1,008,000    $    747,000
ACCRUED PROPERTY TAXES                                 704,000         319,000
ACCRUED INTEREST                                       292,000         317,000
OTHER LIABILITIES                                    1,116,000         905,000
NOTES PAYABLE                                       48,624,000      48,800,000
                                                  ------------    ------------

TOTAL LIABILITIES                                   51,744,000      51,088,000
                                                  ------------    ------------

PARTNERS' EQUITY (DEFICIENCY):
 GENERAL PARTNERS                                            -         (68,000)
 LIMITED PARTNERS (59,932 units outstanding)        22,550,000      23,916,000
                                                  ------------    ------------

TOTAL PARTNERS' EQUITY                              22,550,000      23,848,000
                                                  ------------    ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY            $ 74,294,000    $ 74,936,000
                                                  ============    ============





                 See notes to financial statements (unaudited).

                 METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1995              1994
                                                                 ----              ----
REVENUES:
Hotel operations                                             $19,194,000       $17,907,000
Interest and other                                               229,000           174,000
                                                             -----------       -----------
Total revenues                                                19,423,000        18,081,000
                                                             -----------       -----------
EXPENSES:
Hotel operations:
  Rooms                                                        3,801,000         3,533,000
  Administrative                                               2,375,000         2,058,000
  Marketing                                                    1,848,000         1,755,000
  Energy                                                       1,015,000         1,042,000
  Repair and maintenance                                         968,000           933,000
  Management fees                                                997,000           936,000
  Property taxes                                                 688,000           550,000
  Other                                                          697,000           670,000
                                                             -----------       -----------
Total hotel operations                                        12,389,000        11,477,000
Depreciation and other amortization                            2,719,000         3,268,000
Interest                                                       3,755,000         3,764,000
General and administrative                                       482,000           477,000
                                                             -----------       -----------
Total expenses                                                19,345,000        18,986,000
                                                             -----------       -----------

NET INCOME (LOSS)                                            $    78,000       $  (905,000)
                                                             ===========       ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP ASSIGNEE UNIT      $         -       $       (18)
                                                             ===========       ===========

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP ASSIGNEE UNIT     $        23       $        23
                                                             ===========       ===========


                 See notes to financial statements (unaudited).

                 METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                  FOR THE THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                  --------------------------
                                                                    1995               1994
                                                                    ----               ----
REVENUES:
Hotel operations                                                 $6,561,000          $6,178,000
Interest and other                                                   80,000              66,000
                                                                 ----------          ----------
Total revenues                                                    6,641,000           6,244,000
                                                                 ----------          ----------
EXPENSES:
Hotel operations:
   Rooms                                                          1,352,000           1,244,000
   Administrative                                                   898,000             696,000
   Marketing                                                        625,000             581,000
   Energy                                                           362,000             349,000
   Repair and maintenance                                           337,000             317,000
   Management fees                                                  344,000             320,000
   Property taxes                                                   234,000             130,000
   Other                                                            240,000             229,000
                                                                 ----------          ----------
Total hotel operations                                            4,392,000           3,866,000
Depreciation and other amortization                                 891,000             920,000
Interest                                                          1,252,000           1,254,000
General and administrative                                          188,000             112,000
                                                                 ----------          ----------

Total expenses                                                    6,723,000           6,152,000
                                                                 ----------          ----------

NET INCOME (LOSS)                                                $  (82,000)         $   92,000
                                                                 ==========          ==========
NET INCOME (LOSS) PER LIMITED PARTNERSHIP ASSIGNEE UNIT          $       (1)         $        1
                                                                 ==========          ==========
CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP ASSIGNEE UNIT         $        8          $        8
                                                                 ==========          ==========



                 See notes to financial statements (unaudited).

                 METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

            STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY) (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                  GENERAL        LIMITED
                                                  PARTNER        PARTNERS           TOTAL
                                                  -------        --------           -----
BALANCE, JANUARY 1, 1995                        $ (68,000)     $23,916,000      $23,848,000
NET INCOME                                         96,000          (18,000)          78,000
CASH DISTRIBUTIONS                                (28,000)      (1,348,000)      (1,376,000)
                                                ---------      -----------      -----------

BALANCE, SEPTEMBER 30, 1995                     $       -      $22,550,000      $22,550,000
                                                =========      ===========      ===========

BALANCE, JANUARY 1, 1994                        $(252,000)     $26,882,000      $26,630,000
NET INCOME (LOSS)                                 162,000       (1,067,000)        (905,000)
CASH DISTRIBUTIONS                                (28,000)      (1,348,000)      (1,376,000)
                                                ---------      -----------      -----------

BALANCE, SEPTEMBER 30, 1994                     $(118,000)     $24,467,000      $24,349,000
                                                =========      ===========      ===========



                 See notes to financial statements (unaudited).

                 METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                      FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                      -------------------------
                                                                         1995            1994
                                                                         ----            ----
OPERATING ACTIVITIES
Net Income (Loss)                                                    $    78,000     $  (905,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                       2,813,000       3,346,000
   Changes in operating assets and liabilities:
     Accounts receivable                                                (335,000)       (274,000)
     Prepaid expenses and other assets                                   (47,000)          3,000
     Accounts payable, accrued expenses, and other liabilities           882,000         354,000
                                                                     -----------     -----------
Net cash provided by operating activities                              3,391,000       2,524,000
                                                                     -----------     -----------

INVESTING ACTIVITIES
Capital improvements                                                  (1,608,000)       (993,000)
Purchase of cash investments                                          (1,409,000)       (494,000)
Proceeds from sale of cash investments                                         -       1,478,000
                                                                     -----------     -----------
Net cash used by investing activities                                 (3,017,000)         (9,000)
                                                                     -----------     -----------

FINANCING ACTIVITIES
Notes payable principal payments                                        (268,000)       (240,000)
Cash distribution to partners                                         (1,376,000)     (1,376,000)
                                                                     -----------     -----------
Cash used by financing activities                                     (1,644,000)     (1,616,000)
                                                                     -----------     -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,270,000         899,000
Cash and cash equivalents at beginning of period                       5,142,000       4,308,000
                                                                     -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 3,872,000     $ 5,207,000
                                                                     ===========     ===========

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash during the period                              $ 3,636,000     $ 3,664,000
                                                                     ===========     ===========


                 See notes to financial statements (unaudited).

                 METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    REFERENCE TO 1994 AUDITED FINANCIAL STATEMENTS

      These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 1994 audited financial statements.

      The financial information contained herein reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation.

2.    TRANSACTIONS WITH THE MANAGING GENERAL PARTNER AND AFFILIATES

      In accordance with the Partnership Agreement, the Partnership is charged by the managing general partner and affiliates for services provided to the Partnership. The amounts are as follows:

                                                     FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     -------------------------
                                                       1995            1994
                                                       ----            ----
      Partnership management fees                    $120,000        $120,000
      Reimbursement of administrative expenses        171,000         178,000
                                                     --------        --------
      Total                                          $291,000        $298,000
                                                     ========        ========

3.    NET INCOME (LOSS) PER LIMITED PARTNERSHIP ASSIGNEE UNIT

      The net income or loss per limited partnership assignee unit is computed by dividing the net income or loss allocated to the limited partners by 59,932 assignee units outstanding.

4.    CASH INVESTMENTS

      The Partnership considers cash investments to be those investments with an original maturity date of more than three months at the time of purchase. There were no cash investments at September 30, 1995.

5.    LEGAL PROCEEDINGS

      The Partnership is a plaintiff and counterclaim defendant in legal proceedings relating to the management agreement at the Residence Inn - Ontario, a defendant in legal proceedings seeking damages for alleged failure to consummate a settlement of the Residence Inn - Ontario case, and a defendant in legal proceedings related to the Residence Inn - Nashville; see Part II, Item 1, Legal Proceedings, for a detailed description of these matters.

6.    SUBSEQUENT EVENT

      The Partnership sold the Residence Inn - Atlanta (Perimeter West) on October 3, 1995. The net sales price was $11,350,000 after deducting $300,000 that was deposited into an escrow account (the "Shortfall Guaranty Account"). The Partnership has guaranteed certain income levels to the buyer for the years from 1996 through 1998. To the extent these income levels are not attained, the buyer will receive the deficiency, up to the maximum $300,000, from the Shortfall Guaranty Account. Any unused funds in the Shortfall Guaranty Account at December 31, 1998, will be returned to the Partnership together with interest.

      The buyer assumed the existing loan with a balance of $5,922,000. After payment of estimated expenses of sale, the proceeds to the Partnership are approximately $5,384,000. Of that amount, $109,000 was, in accordance with local laws, deposited into an escrow account to secure payment to the State of Georgia of the amount of state real property withholding taxes due on the gain of the sale.

      At the date of sale, the carrying amount of the land and improvements and unamortized deferred financing and franchise costs was approximately $8,036,000 for financial statement purposes. Therefore, the estimated gain to be recognized in 1995 from the sale of the Residence Inn - Atlanta (Perimeter West) is approximately $3,270,000. The $300,000 that was deposited in the Shortfall Guaranty Account is deferred gain and will be recognized when, and to the extent the amount is returned to the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This Item should be read in conjunction with Financial Statements and other Items contained elsewhere in this Report.

PROPERTIES

      A description of the properties in which the Partnership has an ownership interest, along with the occupancy and room rate data, follows:


                        OCCUPANCY AND ROOM RATE SUMMARY

                                                                         AVERAGE                              AVERAGE
                                                                   OCCUPANCY RATE (%)                   DAILY ROOM RATE (%)
                                                                   ------------------                   -------------------
                                                              NINE MONTHS       THREE MONTHS       NINE MONTHS       THREE MONTHS
                                                  DATE           ENDED             ENDED              ENDED              ENDED
                                                   OF          SEPT. 30,          SEPT. 30,         SEPT. 30,          SEPT. 30,
     NAME AND LOCATION                ROOMS     PURCHASE      1995   1994       1995    1994       1995   1994       1995     1994
     -----------------                -----     --------      ----   ----       ----    ----       ----   ----       ----     ----
Residence Inn - Ontario                200        04/88       76       69       70        70      68.18    67.56     68.41    67.55
Ontario, California

Residence Inn - Fort Wayne              80        06/88       93       88       97        93      61.44    59.75     64.55    61.25
Fort Wayne, Indiana

Residence Inn - Columbus (East)         80        06/88       89       88       92        92      68.09    63.74     68.50    64.38
Columbus, Ohio

Residence Inn - Indianapolis            88        06/88       81       85       86        90      76.46    71.53     78.72    72.16
Indianapolis, Indiana

Residence Inn - Lexington               80        06/88       82       89       88        93      72.51    70.18     72.76    70.32
Lexington, Kentucky

Residence Inn - Louisville              96        06/88       85       89       89        94      80.59    75.73     84.07    76.55
Louisville, Kentucky

Residence Inn - Winston-Salem           88        06/88       85       86       86        89      70.61    64.94     72.43    62.27
Winston-Salem, North Carolina

Residence Inn - Nashville (Airport)    168        05/89       79       74       80        84      77.97    72.95     80.88    73.43
Nashville, Tennessee

Residence Inn - Atlanta                128        10/89       80       84       83        86      87.99    76.84     86.87    77.27
(Perimeter West)
Atlanta, Georgia

Residence Inn - Altamonte Springs      128        03/90       84       80       82        74      79.30    78.11     77.08    74.38
Altamonte Springs, Florida

RESULTS OF OPERATIONS

      Net income was $111,000 for the first three quarters of 1995 compared to a net loss of $905,000 for the same period in 1994. The change was primarily attributable to increases in revenues from hotel operations, and reduced depreciation. For the third quarter ended September 30, 1995 net loss was $49,000 as compared to net income of $92,000 for the same period in 1994. This change was primarily attributable to increases in revenues from hotel operations and reduced depreciation which was more than offset by increases in all expense categories, except interest expense. Room revenues increased 7% for the first three quarters of 1995 compared to the same period in 1994 due to an increase in room revenues at nine of the Partnership's hotels which was only partially offset by a decrease at the Residence Inn-Lexington. Hotel operating expenses increased 8% for the first three quarters of 1995 in comparison to the same period in 1994 primarily due to increases in room operating and marketing costs as well as administrative expenses which include costs related to a sales tax audit at the Residence Inn-Atlanta. Interest and other income increased $55,000 in the first three quarters of 1995 compared to the same period in 1994 due to higher cash balances and a modest increase in interest rates on the Partnership's investments. Depreciation and amortization decreased $549,000 and $29,000 in the first three quarters and third quarter of 1995 compared to the same periods in 1994 due to fully depreciated furnishings at certain of the hotels. General and administrative expenses increased $5,000 and $76,000 for the first three quarters of 1995 and the third quarter of 1995, respectively, when compared to the same periods in 1994. The $76,000 increase in the third quarter is primarily due to administrative and legal expense increases.

      On an ongoing basis, the Partnership monitors the markets where the hotels are located and reviews potential opportunities for the sale of the properties. During the second quarter, the Partnership initiated discussions with several potential purchasers regarding the sale of the Residence Inn - Atlanta (Perimeter West). After a series of negotiations, the Partnership entered into a contract for sale with a non-affiliated buyer and on October 3, 1995 the sale of the property was recorded.

      The net sales price of the hotel was $11,350,000 after deducting $300,000 that was deposited into an escrow account (the "Shortfall Guaranty Account"). The Partnership guaranteed certain income levels to the buyer for the years 1996 through 1998. To the extent these income levels are not attained, the buyer will receive the deficiency, up to the maximum $300,000, from the Shortfall Guaranty Account. Any unused funds in the Shortfall Guaranty Account on December 31, 1998, will be returned to the Partnership together with interest. The buyer assumed the existing loan with a balance of $5,922,000. After payment of estimated expenses of sale, the proceeds to the Partnership were approximately $5,384,000. Of that amount, $109,000 was deposited into an escrow account to secure payment to the State of Georgia of the amount of state real property withholding taxes due on the gain from the sale of the hotel. (See note 6 in the notes to Financial Statements [Unaudited]).

      The proceeds from sale have been added to the Partnership's working capital reserve pending consideration and development of a plan regarding the potential reduction of certain long-term Partnership debt and resolution of litigation with respect to the Nelson matters (See Part II, Item 1. Legal Proceedings).

      The following discussion provides information concerning the operations of the Partnerships remaining nine hotels:

      Residence Inn-Ontario: Room revenues increased 11% for the first three quarters of 1995 due to an improvement in occupancy and an increase in room rates at the hotel, compared to the same period in 1994. This increase was offset, in part, by a 5% increase in operating expenses. The Southern California economy and hotel market continue to strengthen, with the anticipated completion of several construction projects in early 1996, as well as relocation of a corporate training center to the area. Marketing programs are in place to retain the existing long-term stay business as well as to attract new business.

      Residence Inn - Columbus: An increase of 9% in room revenues for the first three quarters of 1995 was more than offset by a 17% increase in expenses in comparison to the same period of the prior year. Expense increases were primarily attributable to room operating costs, administrative costs and certain repair and maintenance items. Room rates increased for the nine months ended September 30, 1995 and occupancy improved slightly, in comparison to the same period of 1994. Local market conditions have remained stable; however two new hotel products are expected to come on line in 1996. Marketing efforts continue to focus on retaining existing corporate accounts and attracting new business to maintain competitive market position.

      Residence Inn - Fort Wayne: Room revenues increased 9% for the first three quarters of 1995, as compared to the same period in 1994. Both occupancy and room rates improved for the period; however, competition remains strong and responsive marketing efforts are being utilized to strengthen performance results. Local economic conditions have remained relatively stable throughout 1995.

      Residence Inn - Indianapolis: A slight increase in room revenues for the first three quarters of 1995 was more than offset by a 12% increase in expenses primarily for administrative, room operating, marketing and repair and
maintenance costs, as compared to the same period of 1994.   As a result of a
fire during the first quarter of 1995, which rendered 10% of the rooms uninhabitable, occupancy declined during the first three quarters; however, room rates increased as compared to the same period of 1994. The damages incurred as a result of the fire, after a deductible, will be paid through the use of insurance proceeds. Rebuilding has recently been completed. Hotel market conditions in Indianapolis and the local economy have continued to remain relatively stable.

      Residence Inn - Lexington: Room revenues decreased for the first three quarters of 1995, which was offset by a 5% decline in expenses, primarily due to a reduction in administrative costs, in comparison to the same period of 1994. Although occupancy for the period declined 7%, room rates reflected an improvement. The local economy remains stable; however, the hotel operating environment continues to be challenging due to competitive properties in the market, as well as apartment complexes offering units for extended stay at lower rates.

      Residence Inn - Louisville: A slight increase in room revenues for the first three quarters of 1995 was more than offset by an increase in expenses, in
comparison to the same period of 1994.   Although the local economy has remained
stable, the hotel market continues to be competitive due to the availability of corporate apartments which offer rents at rates lower than the area's hotels. Occupancy declined for the first three quarters of 1995; however, room rates reflected a favorable increase as compared to the same period in 1994. Marketing efforts are directed towards retaining existing corporate clients and targeting new training business.

      Residence Inn - Winston Salem: Room revenues increased 8% for the first three quarters as compared to the same period of 1994, primarily the result of increases in room rates. Expenses declined during the period reflecting lower room operating and marketing costs. Local hotel market conditions remain very competitive which resulted in a slight decrease in occupancy during the first three quarters of 1995 as compared to the same period in the prior year. Marketing efforts are focused on expanding and diversifying the patronage base, as well as retaining existing clients.

      Residence Inn - Nashville (Airport): A 7% increase in expenses for the first three quarters of 1995 was more than offset by a 13% increase in room revenues in comparison to the same period of 1994. Both room rates and occupancy increased during the period. Despite a stable economy and a low unemployment rate in Nashville, competition in the hotel market remains strong as two new hotels came on line during the period and another is scheduled for completion in early 1996. Marketing programs, including special promotional discounts aimed at increasing extended-stay patronage, continue to be utilized to retain a competitive position in the market place.

      Residence Inn - Altamonte Springs: Revenues increased by 7% for the first nine months of 1995 as compared to the same period in 1994 and were only partially offset by an increase in expenses. Improved performance is attributable to successful marketing programs as both occupancy and room rates increased during the first three quarters of 1995 as compared to 1994. Although competition remains prevalent in the local market, the Partnership's Residence Inn continued to maintain a favorable market position.

      During the second and third quarters of 1995 the Partnership was in negotiations with Marriott to restructure contracts on the hotels under their management. An agreement in principle has been reached whereby Marriott will reduce the overall management fees as well as the length of the contract terms. In addition, the Partnership will be permitted to terminate the contract after a five year term. In exchange, the Partnership has agreed to execute new agreements with Marriott for the management of the Residence Inns located in Altamonte Springs, Nashville (Airport) and Ontario, now managed by other hotel operators. The agreement is currently being prepared for execution by the parties to the transaction. Once the contracts are effective, which is anticipated to take place in the first quarter of 1996, but cannot be assured, Marriott will manage all nine of the Partnership's remaining hotels.

PARTNERSHIP LIQUIDITY AND CAPITAL RESOURCES

First Three Quarters of 1995

      As presented in the Statement of Cash Flows, cash was provided by operating activities. Cash was used by investing activities for capital improvements and purchase of cash investments. Cash was used by financing activities for distributions to partners and principal payments on notes payable.

      The results of project operations before capital improvements for the first three quarters of 1995 and 1994 (as shown in the tables on pages 13 and 14) are determined by net income or loss adjusted for non-cash items such as depreciation and amortization and reduced by principal payments made on the notes payable. The project operations before capital improvements is an indication of the operational performance of the property. During the first three quarters of 1995, the Partnership's ten properties generated positive project operations before deductions for capital improvements. The Partnership, after taking into account results of project operations before capital improvements, interest income, and general and administrative expenses, on an accrual basis, experienced positive results from operations for the period. Project operations should not be considered as an alternative to net income or loss (as presented in the financial statements) as an indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. The project operations after capital improvements for any given period may not be indicative of the property's general performance as capital improvements are likely to be made in large amounts associated with renovation programs.

      In the first three quarters of 1995, the Partnership spent $1,608,000 on capital improvements. The majority was spent for room renovations at the Residence Inns - Nashville, Louisville, Lexington and Columbus (East); a new key system at Residence Inns - Atlanta and Ontario; televisions at Residence Inns - Atlanta and Lexington; an upgrade of the gatehouse at the Residence Inn - Altamonte Springs; siding and stucco work at the Residence Inn - Columbus (East) and exterior painting at the Residence Inns - Fort Wayne and Louisville. In the remainder of 1995, the Partnership anticipates spending approximately $500,000 on capital improvements. These improvements are necessary to keep the properties competitive in their respective markets and are required under the franchise agreements.

      In accordance with, and as is customary in the management of hotels, the various management agreements with the operators provide for a percentage of revenues to be placed in capital replacement funds. The capital replacement funds are used to fund on-going capital improvements as well as room or other major renovation programs. In general, the capital replacement funds are being held at the individual properties with additions generally made monthly based on revenues and expenditures which are based on approved capital expenditure budgets by the Partnership. Unused funds are being held in interest-bearing accounts. To the extent not available from an individual property's capital replacement fund, a capital improvement or renovation may be funded from the Partnership's working capital reserve.

      The Partnership anticipates that it will have sufficient resources to meet its capital and operating requirements into the foreseeable future. A cash distribution to investors for the first and second quarters of 1995 was made at an annualized rate of 3% and will be made at the same rate for the third quarter of 1995.

Conclusion

      The Partnership established a value for the assignee units in the Partnership as of December 31, 1994. Appraisals of the hotels were commissioned and undertaken by a firm which is a recognized appraiser and consultant to the hotel industry. The primary methodology employed in the appraisals used in the evaluation was the income approach to value utilizing a discounted analysis of property cash flows. In conjunction with the preparation of the appraisals, a discount rate was determined by the appraiser based on several relevant factors, including, but not limited to, the current investment climate for hotel properties, local hotel market and economic conditions, comparisons of occupancy and room rates with prevailing market rates for similar properties and the status of the management contract for each hotel. The Partnership believes that the assumptions utilized in the process were not unreasonable. The value of the properties as determined by the appraisal process, in combination with the value of other Partnership assets and liabilities, has resulted in an estimated net asset value of each assignee unit of $335 per original $1,000 investment unit, as of December 31, 1994. It should be noted, however, that appraised values represent the opinion of the appraisal firm as of the date of the appraisals and are based on market conditions at the time of the appraisals and on assumptions concerning future circumstances which may or may not be accurate.

      This valuation is an estimate of the assignee unit value only which has been made as of December 31, 1994. There can be no assurance that the sales of the assets in the current market or at any time in the future would yield net proceeds which on a per assignee unit basis would be equal to or greater than the estimated value. Further, there can be no assurance that sales of assignee units now or in the future would yield net proceeds equal to or greater than this value. The assignee units are illiquid and there is no formal market where they are regularly traded. However, the Partnership is aware that some resales have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any time period and occur at a price negotiated between buyer and seller. We have no knowledge concerning how a particular price may be determined. In 1994, 31 resale transactions, of which the Partnership had knowledge, were recorded at a simple average price (not weighted) of $196 per assignee unit. To date in 1995, 64 resale transactions, of which the Partnership had knowledge, were recorded at a simple average price (not weighted) of $245 per assignee unit.

      During the third quarter of 1995 the Partnership commissioned updated appraisals on the Partnership's nine remaining hotels. Accordingly, an updated value of the Partnership's assignee limited partnership units will be made as of December 31, 1995. This value will be published in the Partnership's Form 10-K which will be filed in March 1996 and in the Annual Report scheduled to be mailed to investors in April 1996.

      The Partnership anticipates that it will have sufficient resources to meet its capital and operating requirements into the foreseeable future.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        A CALIFORNIA LIMITED PARTNERSHIP

                  PROJECT OPERATIONS OF THE RESIDENCE INNS FOR
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                    (000'S)


                                          Columbus     Fort
                                Ontario    (East)     Wayne       Indianapolis    Lexington    Louisville
                                -------    ------     -----       ------------    ---------    ----------
REVENUES:
Hotel operations:
  Rooms                         $2,817    $1,224      $1,156        $1,369        $1,200       $1,657
  Telephone and other              178        41          64            75            92          111
                                ------    ------      ------        ------        ------       ------
Hotel operations                 2,995     1,265       1,220         1,444         1,292        1,768
Interest and other                  30         0           0             0             0            0
                                ------    ------      ------        ------        ------       ------
Total revenues                   3,025     1,265       1,220         1,444         1,292        1,768
                                ------    ------      ------        ------        ------       ------

EXPENSES:
Hotel operations:
  Rooms                            482       269         224           305           262          288
  Administrative                   271       222         141           208           168          187
  Marketing                        330       108         112           162           108          173
  Energy                           189        72          62            75            63           66
  Repair and maintenance           136        72          42            93            88           81
  Management fees                  120        82          79            94            84          115
  Property taxes                    54        64          62            54            38           59
  Other                            152        33          34            36            43           55
                                ------    ------      ------        ------        ------       ------
Hotel operations                 1,734       922         756         1,027           854        1,024
Depreciation and other
  amortization                     371       156         154           190           178          214
Interest                           642       210         220           255           248          286
General and administrative           0         0           0             0             0            0
                                ------    ------      ------        ------        ------       ------
Total expenses                   2,747     1,288       1,130         1,472         1,280        1,524
                                ------    ------      ------        ------        ------       ------

NET INCOME(LOSS)                   278       (23)         90           (28)           12          244

Plus non-cash items - net          341       159         157           194           182          218
Less notes payable
  principal payments                 4        12          13            15            14           17
                                ------    ------      ------        ------        ------       ------

Project operations                 615       124         234           151           180          445

Capital Improvements               119       170         146            90           206          211
                                ------    ------      ------        ------        ------       ------

Project operations after
  capital improvements          $  496    $  (46)     $   88        $   61        $  (26)      $  234
                                ======    ======      ======        ======        ======       ======










































                                Winston                             Altamonte
                                 Salem      Nashville   Atlanta      Springs     Partnership     Total
                                 -----      ---------   -------      -------     -----------     -----
REVENUES:
Hotel operations:
  Rooms                         $1,334      $2,811      $2,281       $2,328            $0       $18,177
  Telephone and other               77         135         136          108             0         1,017
                                ------      ------      ------       ------          ----       -------
Hotel operations                 1,411       2,946       2,417        2,436             0        19,194
Interest and other                   0           7          13            0           179           229
                                ------      ------      ------       ------          ----       -------
Total revenues                   1,411       2,953       2,430        2,436           179        19,423
                                ------      ------      ------       ------          ----       -------

EXPENSES:
Hotel operations:
  Rooms                            263         667         479          562             0         3,801
  Administrative                   198         283         461          236             0         2,375
  Marketing                        120         289         230          216             0         1,848
  Energy                            67         176         113          132             0         1,015
  Repair and maintenance            83         159         100          114             0           968
  Management fees                   92          89         120          122             0           997
  Property taxes                    50          83          83          141             0           688
  Other                             45         202          48           49             0           697
                                ------      ------      ------       ------          ----       -------
Hotel operations                   918       1,948       1,634        1,572             0        12,389
Depreciation and other
  amortization                     186         455         351          464             0         2,719
Interest                           251         674         464          505             0         3,755
General and administrative           0           0           0            0           482           482
                                ------      ------      ------       ------          ----       -------
Total expenses                   1,355       3,077       2,449        2,541           482        19,345
                                ------      ------      ------       ------          ----       -------

NET INCOME(LOSS)                    56        (124)        (19)        (105)         (303)           78

Plus non-cash items - net          190         449         349          574             0         2,813
Less notes payable
  principal payments                15          81          28           69             0           268
                                ------      ------      ------       ------          ----       -------

Project operations                 231         244         302          400          (303)        2,623

Capital Improvements                52         339         147          128             0         1,608
                                ------      ------      ------       ------          ----       -------

Project operations after
  capital improvements          $  179      $  (95)     $  155       $  272         $(303)      $ 1,015
                                ======      ======      ======       ======         =====       =======

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        A CALIFORNIA LIMITED PARTNERSHIP

                  PROJECT OPERATIONS OF THE RESIDENCE INNS FOR
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1994
                                    (000'S)

                                                 Columbus      Fort
                                    Ontario       (East)      Wayne     Indianapolis    Lexington    Louisville
                                    -------       ------      -----     ------------    ---------    ----------
REVENUES:
  Hotel operations:
  Rooms                             $2,534       $1,125       $1,058       $1,348       $1,254       $1,640
  Telephone and other                  169           43           57           75          100           84
                                    ------       ------       ------       ------       ------       ------
Hotel operations                     2,703        1,168        1,115        1,423        1,354        1,724
Interest and other                      30            0            0            0            0            0
                                    ------       ------       ------       ------       ------       ------
Total revenues                       2,733        1,168        1,115        1,423        1,354        1,724
                                    ------       ------       ------       ------       ------       ------
EXPENSES:
Hotel operations:
  Rooms                                479          235          208          284          254          271
  Administrative                       313          165          139          156          212          174
  Marketing                            319          111          115          143          113          164
  Energy                               186           79           69           76           64           72
  Repair and maintenance               127           54           60           76           85           81
  Management fees                      108           76           73           92           88          112
  Property taxes                         0           31           45           48           41           62
  Other                                113           38           30           39           44           42
                                    ------       ------       ------       ------       ------       ------
Hotel operations                     1,645          789          739          914          901          978
Depreciation and other
  amortization                         428          232          221          278          247          294
Interest                               642          211          221          256          249          288
General and administrative               0            0            0            0            0            0
                                    ------       ------       ------       ------       ------       ------
Total expenses                       2,715        1,232        1,181        1,448        1,397        1,560
                                    ------       ------       ------       ------       ------       ------
NET INCOME(LOSS)                        18          (64)         (66)         (25)         (43)         164

Plus non-cash items - net              398          235          224          282          251          299
Less notes payable
  principal payments                     3           11           12           13           13           15
                                    ------       ------       ------       ------       ------       ------
Project operations                     413          160          146          244          195          448

Capital Improvements                    88            7           21          179           25          182
                                    ------       ------       ------       ------       ------       ------
Project operations after
  capital improvements                $325         $153         $125          $65         $170         $266
                                    ======       ======       ======       ======       ======       ======















































                                    Winston                               Altamonte
                                     Salem       Nashville    Atlanta      Springs     Partnership      Total
                                     -----       ---------    -------      -------     -----------      -----
REVENUES:
Hotel operations:
  Rooms                             $1,236       $2,490       $2,084       $2,177            $0        $16,946
  Telephone and other                   83          121          123          106             0            961
                                    ------       ------       ------       ------         -----        -------
Hotel operations                     1,319        2,611        2,207        2,283             0         17,907
Interest and other                       0           15           13            0           116            174
                                    ------       ------       ------       ------         -----        -------
Total revenues                       1,319        2,626        2,220        2,283           116         18,081
                                    ------       ------       ------       ------         -----        -------

EXPENSES:
Hotel operations:
  Rooms                                278          592          421          511             0          3,533
  Administrative                       179          236          250          234             0          2,058
  Marketing                            128          257          215          190             0          1,755
  Energy                                68          194          105          129             0          1,042
  Repair and maintenance                88          162           97          103             0            933
  Management fees                       86           78          109          114             0            936
  Property taxes                        49           90           42          142             0            550
  Other                                 56          204           55           49             0            670
                                    ------       ------       ------       ------         -----        -------
Hotel operations                       932        1,813        1,294        1,472             0         11,477
Depreciation and other
  amortization                         261          510          340          457             0          3,268
Interest                               253          676          466          502             0          3,764
General and administrative               0            0            0            0           477            477
                                    ------       ------       ------       ------         -----        -------
Total expenses                       1,446        2,999        2,100        2,431           477         18,986
                                    ------       ------       ------       ------         -----        -------
NET INCOME(LOSS)                      (127)        (373)         120         (148)         (361)          (905)

Plus non-cash items - net              265          495          338          559             0          3,346
Less notes payable
  principal payments                    13           74           28           58             0            240
                                    ------       ------       ------       ------         -----        -------
Project operations                     125           48          430          353          (361)         2,201

Capital Improvements                    59          355           25           52             0            993
                                    ------       ------       ------       ------         -----        -------
Project operations after
  capital improvements                 $66        ($307)         $405        $301         ($361)        $1,208
                                    ======       ======       =======      ======         =====        =======

                                    PART II

                               OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

      Metric Partners Growth Suite Investors, L.P. vs. Kenneth E. Nelson, The Nelson Group, et al., San Francisco County Superior Court, Case No. 928065 (the "SF Lawsuit). [This lawsuit is related to the other three proceedings described below. Terms defined in the description of one case may be used in the description of the other cases.]

      This lawsuit relates to management of the Partnership's Residence Inn - Ontario by an entity controlled by Kenneth E. Nelson ("Nelson") from April 1988 to February 1991. As a result of several defaults by the Nelson entity under the management agreement, the Partnership gave notice of termination of the management agreement and filed the SF Lawsuit in January 1991 seeking damages and declaratory and injunctive relief against Nelson and certain related parties (collectively, the "Nelson Parties"). The Nelson Parties counterclaimed for damages and declaratory relief.

      In March 1993, the Partnership and the Nelson Parties verbally agreed to settle the SF Lawsuit at a settlement conference (the "SF Settlement"). Under this settlement, the Partnership is to purchase the land (the "Land") underlying the Partnership's Residence Inn - Nashville (the "Hotel") currently leased by the Partnership from Nashville Lodging Company ("NLC"), an entity controlled by Nelson. The Land purchase would be 100% seller-financed pursuant to a non-recourse promissory note of the Partnership in the amount of $1,700,000. The Court retained jurisdiction to enforce the terms of the SF Settlement.

      Various disagreements between the Partnership and Nelson regarding the meaning of several provisions of the SF Settlement arose after March 1993. A major disagreement related to whether the SF Settlement required the Partnership to purchase the Land subject to a certain lis pendens filed against the Land by Orlando Residence Ltd. ("Orlando") (see the "Nashville Case I" below). In February 1994, the Nelson Parties filed a motion to enforce the SF Settlement which was granted and in June 1994, the Court ruled that the Partnership had agreed to purchase the Land subject to the lis pendens filed by Orlando.

      Following this ruling, the Partnership has attempted to negotiate and enter into a settlement agreement and a land purchase agreement and related agreements (the "Settlement Documents") among itself and Nelson and NLC and another Nelson entity, 2300 Elm Hill Pike, Inc. ("2300"). To date, these parties have not been able to reach agreement on all issues relating to the Settlement Documents. Since June 1994, numerous appearances before the Court have been made in an effort to resolve all issues regarding the Settlement Documents, but as of the date hereof, the Settlement Documents had not been completed or executed.

      In July 1994, the Court in the Nashville Case I ruled that the Hotel had been fraudulently conveyed to NLC by 2300 in 1986 and voided the conveyance. Orlando may attempt to execute judgments against Nelson, NLC and 2300 on the Land, which could deprive the Partnership of the benefits of the SF Settlement. There is also some risk that consummation of the SF Settlement, which would result in ownership of the Hotel and the Land being combined in the Partnership while the Land may be subject to the lis pendens filed by Orlando and/or other liens and judgments related to Nashville Case I, may adversely affect the Partnership's equity interest in the Hotel. However, the Partnership does not believe that consummation of the SF Settlement will have a material adverse effect on the Partnership or on its equity interest in the Hotel.

      Orlando Residence Ltd. vs. Metric Partners Growth Suite Investors, L.P. et al., Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 92-3086-III ("Nashville Case I")

      2300 was the original owner of the Hotel (including the Land). In 1985, 2300's shareholders severed their business relationships and 2300 executed a promissory note (the "Note") in favor of Orlando. 2300 defaulted on the Note and in March 1990 Orlando obtained a judgment against 2300 on the Note. 2300 conveyed its interest in the Hotel (including the Land) to NLC in 1986. In April 1989, NLC sold the Hotel and leased the Land to the Partnership.

      In October 1992, Orlando filed this lawsuit against Nelson and NLC and 2300, and the Partnership, alleging that the sale of the Hotel and the Land by 2300 to NLC in 1986 and NLC's subsequent sale of the Hotel and lease of the Land to the Partnership in 1989 were fraudulent conveyances, intended to hinder Plaintiff's recovery of its Note judgment against 2300. In August 1993, the Court dismissed this action against the Partnership. Orlando has previously stated that it will appeal this judgment for the Partnership.

      The Partnership cross-claimed against NLC for indemnity and breach of representations and warranties under the purchase and sale agreement between NLC and the Partnership. In April 1995, the Court awarded judgment to the Partnership against NLC for a portion of the Partnership's legal fees in this case.

      In July 1994, the Court ruled that the sale of the Hotel by 2300 to NLC had been a fraudulent conveyance and voided this conveyance. In September 1994, the Court entered judgment against Nelson, NLC and 2300 for approximately $500,000. These rulings do not directly adversely affect the equity interest of the Partnership in the Hotel or its leasehold interest in the Land. In September 1995, punitive damages of $850,000 against Nelson, NLC and 2300 were awarded to Plaintiff. All judgments in this case are expected to become final on or about November 27, 1995, absent appeals.

      Nashville Lodging Company vs. Metric Partners Growth Suite Investors, L.P. et al., Circuit Court, State of Wisconsin, Case No. 94CV001212.

      In February 1994, NLC served this lawsuit on the Partnership. NLC alleges fraud, breach of settlement contract and breach of good faith and fair dealing and seeks compensatory, punitive and exemplary damages in an unspecified amount for the Partnership's failure to consummate the SF Settlement. In February 1994, the Partnership filed an answer and requested that the Court stay the action pending resolution of the SF Lawsuit including all appeals. The Court refused to stay the action and discovery commenced. In February 1995, the Court determined that the Partnership could be sued in Wisconsin but stayed the case until the settlement of the SF Lawsuit has been finalized.

      Orlando Residence Ltd. vs. 2300 Elm Hill Pike, Inc. and Nashville Lodging Company vs. Metric Partners Growth Suite Investors, L.P., Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 94-1911-I ("Nashville Case II").

      Orlando has filed an action against 2300 and NLC in the Davidson County Chancery Court to attempt to execute on its judgment against Nelson, NLC and 2300 in Nashville Case I by subjecting the Land to sale. In May 1995, 2300 and NLC filed a third-party complaint against the Partnership, alleging it had refused to purchase the Land as required by the SF Settlement. 2300 and NLC demand payment by the Partnership of 2300 and NLC's costs of defending Nashville Case I and Nashville Case II and indemnification for any loss resulting from the claims of Orlando.

      In September 1995, the Court dismissed this action by Orlando against 2300 and NLC for lack of standing. However, the Court has refused to dismiss the third-party action against the Partnership. Trial was scheduled for November 21, 1995, but has been continued to a date to be determined. 2300 and NLC have filed a motion for partial summary judgment alleging that the Partnership is liable for breach of the SF Settlement. A hearing on this motion is scheduled for December 15, 1995. The Partnership does not believe that it could have breached the SF Settlement since all essential terms of such settlement have not yet been definitely determined.

      The ultimate disposition of these lawsuits cannot be predicted at this time; however, based solely on the facts known to it as of the date hereof, the Partnership does not believe the lawsuits will have a material adverse effect on the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      No report on Form 8-K was required to be filed during the period covered by this Report.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        METRIC PARTNERS GROWTH SUITE INVESTORS, L.P., A CALIFORNIA LIMITED PARTNERSHIP


                              By:  Metric Realty
                                   an Illinois general partnership
                                   its Managing General Partner


                              By:  Metric Realty Corp.
                                   a Delaware corporation
                                   its managing general partner


                              By:  /s/ Margot M. Giusti
                                   ---------------------------
                                   Margot M. Giusti
                                   Executive Vice President, Finance and
                                   Administration; Principal Financial
                                   and Accounting Officer of Metric Realty Corp.


                              Date: November 9, 1995