Form 10-K405
period 1995-12-31
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 1996-03-29
CIK 800730

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---        EXCHANGE ACT OF 1934


         For the fiscal year ended December 31, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---        EXCHANGE ACT OF 1934

         For the transition period from                  to
                                       ------------------  ---------------------

         Commission file number 0-17660

                                 METRIC PARTNERS
                          GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership
             (Exact name of Registrant as specified in its charter)

           CALIFORNIA                                  94-3050708
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          1 California Street
       San Francisco, California                        94111-5415
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (415) 678-2000
                                                    (800) 347-6707 in all states

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Limited Partnership
                                                             Assignee Units

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      No market for the Limited Partnership Assignee Units exists and therefore a market value for such Units cannot be determined.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership


                                     PART I

Item 1.    Business.

      Metric Partners Growth Suite Investors, L.P., a California Limited Partnership (the "Partnership"), was organized in 1984 under the California Uniform Limited Partnership Act. The managing general partner of the Partnership is Metric Realty, an Illinois general partnership. Metric Realty is owned by Metric Holdings, Inc. and Metric Realty Corp. Metric Realty Corp. is the
Managing Partner of Metric Realty. The associate general partner of the Partnership is GHI Associates II, L.P., a California Limited Partnership. The general partner of GHI Associates II is Metric Realty and the limited partner is Prudential-Bache Properties, Inc.

      The Partnership's Registration Statement filed pursuant to the Securities Act of 1933 (No. 33-8610) was declared effective by the Securities and Exchange Commission on April 14, 1988. The Partnership marketed its securities pursuant to its Prospectus dated April 14, 1988 which was thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933.

      The principal business of the Partnership is to acquire, hold for investment, manage and ultimately sell all-suite, extended stay hotels which are operated under franchise licenses from Residence Inn by Marriott, Inc. The Partnership is a "closed" limited partnership real estate syndicate. For a further description of the Partnership's business, see the sections entitled "Risk Factors" and "Investment Objectives and Policies" in the Prospectus.

      Beginning in April 1988, the Partnership offered $60,000,000 in Limited Partnership Assignee Units. The offering was closed on June 30, 1989 with total funding of $59,932,000. The net proceeds of the offering were used to purchase ten hotel properties, which are described on Item 2. The acquisition activities of the Partnership were completed on March 16, 1990, with the purchase of its final hotel property. Since that time, the principal activity of the Partnership has been managing its portfolio. As the Partnership's long-term goal is to ultimately liquidate the portfolio, the markets where the hotels are located are monitored on an ongoing basis for potential sales opportunities. In mid 1995, the Partnership believed that market conditions in Atlanta were optimum to consider a sale of the Residence Inn-Atlanta (Perimeter West) and initiated discussions with potential purchasers. Following a series of negotiations, the Partnership entered into a purchase and sale agreement with an unaffiliated buyer and sold the property on October 3, 1995. The Partnership's remaining property portfolio is geographically diversified with nine hotels located in seven states.

      Both the income and expenses of operating the properties which the Partnership owns are subject to factors outside the Partnership's control, such as oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, or changes in patterns of needs of users. In addition, there are risks inherent in owning and operating hotels and other lodging facilities because such properties are management and labor intensive and especially susceptible to the impact of economic and other conditions outside the control of the Partnership.

      Expenses, such as local real estate taxes and management expenses, are subject to change and cannot always be reflected in room rate increases due to market conditions. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such property. Even under the most favorable market conditions, there is no guarantee that any property owned by the Partnership can be sold or, if sold, that such sale can be made upon favorable terms.

      There have been, and it is possible there may be other, federal, state and local legislation and regulations enacted relating to the protection of the environment. The managing general partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

      Environmental site assessments were performed for each of the properties at the time of property acquisition. No material adverse environmental conditions or liabilities were identified. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean-up site.

      The Partnership and the hotel management companies maintain property and liability insurance on the properties. The Partnership believes such coverage to be adequate.

      The Partnership is subject to the general competitive conditions of the lodging industry. In addition, each of the Partnership's properties competes in an area which normally contains numerous other properties which may be considered competitive.

Item 2.    Properties.

      A description of the hotel properties which the Partnership owns is as follows:

                                                               Date of
Name and Location                                             Purchase     Rooms
-----------------                                             --------     -----

 Residence Inn-Ontario                                         04/88         200
   2025 East D Street
   Ontario, California

Residence Inn-Fort Wayne                                       06/88          80
   4919 Lima Road
   Fort Wayne, Indiana

Residence Inn-Columbus (East)                                  06/88          80
   2084 South Hamilton Road
   Columbus, Ohio

Residence Inn-Indianapolis                                     06/88          88
   3553 Founders Road
   Indianapolis, Indiana

Residence Inn-Lexington                                        06/88          80
   1080 Newtown Pike
   Lexington, Kentucky

Residence Inn-Louisville                                       06/88          96
   120 North Hurstbourne Lane
   Louisville, Kentucky

Residence Inn-Winston-Salem                                    06/88          88
   7835 North Point Boulevard
   Winston-Salem, North Carolina

Residence Inn-Nashville (Airport)                              05/89         168
   2300 Elm Hill Pike
   Nashville, Tennessee

Residence Inn-Atlanta (Perimeter West)(1)                      10/89         128
   6096 Barfield Road
   Atlanta, Georgia

Residence Inn-Altamonte Springs                                03/90         128
   270 Douglas Ave
   Altamonte Springs, Florida


      (1) Sold in October 1995.

      See the Financial Statements in Item 8 for information regarding any encumbrances to which the properties of the Partnership are subject.

      Occupancy and room rates for the years ended December 31, 1995, 1994 and 1993 are as follows:


                                                    Average                  Average
                                               Occupancy Rate (%)       Daily Room Rate ($)
                                               ------------------       -------------------
                                              1995   1994   1993       1995   1994   1993
                                              ----   ----   ----       ----   ----   ----
HOTELS:
Residence Inn-Ontario .......................  72     69     73        67.84  67.57  66.77
Residence Inn-Columbus (East) ...............  89     87     84        68.98  64.23  64.25
Residence Inn-Fort Wayne ....................  93     89     82        62.43  59.04  60.14
Residence Inn-Indianapolis ..................  80     85     82        75.69  69.48  65.70
Residence Inn-Lexington .....................  84     87     91        71.90  70.66  69.14
Residence Inn-Louisville ....................  85     90     90        79.92  75.04  72.07
Residence Inn-Winston-Salem .................  85     85     83        71.94  65.47  64.71
Residence Inn-Nashville (Airport) ...........  77     75     74        77.43  72.71  70.99
Residence Inn-Atlanta (Perimeter West) (1) ..  81     82     79        87.82  76.76  71.14
Residence Inn-Altamonte Springs .............  82     78     76        78.31  77.52  80.67

(1) Sold in October 1995.


                               Project Operations

Project Operations for the years ended December 31, 1995, 1994 and 1993 are shown on the next three pages. Project Operations tables reflect the components of income or loss (before gain on sale) for each property which the Partnership owns and the components of the loss at the Partnership level. In addition, non-cash items such as depreciation and amortization are shown. The tables also reflect principal payments on the Partnership's notes payable and capital improvements.

                                                             METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                                                  a California Limited Partnership

                                                             Project Operations of the Residence Inns for
                                                                  The Year Ended December 31, 1995
                                                                                (000's)

                                                     Columbus      Fort                                                 Winston
                                         Ontario      (East)       Wayne      Indianapolis   Lexington   Louisville      Salem
                                         -------      ------       -----      ------------   ---------   ----------      -----
REVENUES:
Hotel operations:
  Rooms                                    $3,603       $1,783       $1,693        $1,994       $1,751       $2,363        $1,956
  Telephone and other                         244           66           94            99          135          157           111
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
Hotel operations                            3,847        1,849        1,787         2,093        1,886        2,520         2,067
Interest and other                             53            0            0             0            0            0             0
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
Total revenues                              3,900        1,849        1,787         2,093        1,886        2,520         2,067
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------

EXPENSES:
Hotel operations:
  Rooms                                       672          396          331           444          380          416           391
  Administrative                              385          298          196           292          236          264           280
  Marketing                                   446          157          165           228          174          243           192
  Energy                                      274          107           91            97           90           98           100
  Repair and maintenance                      189          101           64           127          123          115           121
  Management fees                             154          120          116           137          123          165           135
  Property taxes                               78           89           80            79           51           80            66
  Other                                       201           54           51            56           70           78            64
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
Hotel operations                            2,399        1,322        1,094         1,460        1,247        1,459         1,349
Depreciation and other
  amortization                                496          206          204           253          245          286           248
Interest                                      855          279          293           339          330          381           335
General and administrative                      0            0            0             0            0            0             0
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
Total expenses                              3,750        1,807        1,591         2,052        1,822        2,126         1,932
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
INCOME(LOSS) (1)                              150           42          196            41           64          394           135

Plus non-cash items - net                     442          210          209           258          250          292           254
Less notes payable
  principal payments                            5           17           17            20           20           23            20
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
Project operations                            587          235          388           279          294          663           369

Capital Improvements                          163          268          228           163          326          220            84
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
Project operations after
  capital improvements                       $424         ($33)        $160          $116         ($32)        $443          $285
                                       ===========  ===========  ===========   ===========  ===========  ===========  ============


                                                                  Altamonte
                                       Nashville     Atlanta       Springs      Partnership       Total
                                       ---------     -------       -------      -----------       -----
REVENUES:
Hotel operations:
  Rooms                                    $3,654        $2,496       $2,982            $0        $24,275
  Telephone and other                         173           153          142             0          1,374
                                      ------------  ------------  -----------   -----------  -------------
Hotel operations                            3,827         2,649        3,124             0         25,649
Interest and other                              7            54            0           344            458
                                      ------------  ------------  -----------   -----------  -------------
Total revenues                              3,834         2,703        3,124           344         26,107
                                      ------------  ------------  -----------   -----------  -------------

EXPENSES:
Hotel operations:
  Rooms                                       877           493          767             0          5,167
  Administrative                              415           533          325             0          3,224
  Marketing                                   384           258          291             0          2,538
  Energy                                      236           131          174             0          1,398
  Repair and maintenance                      216           109          164             0          1,329
  Management fees                             115           132          167             0          1,364
  Property taxes                              105            82          167             0            877
  Other                                       264            64           68             0            970
                                      ------------  ------------  -----------   -----------  -------------
Hotel operations                            2,612         1,802        2,123             0         16,867
Depreciation and other
  amortization                                597           349          626             0          3,510
Interest                                      899           467          674             0          4,852
General and administrative                      0             0            0           809            809
                                      ------------  ------------  -----------   -----------  -------------
Total expenses                              4,108         2,618        3,423           809         26,038
                                      ------------  ------------  -----------   -----------  -------------
INCOME(LOSS) (1)                             (274)           85         (299)         (465)            69

Plus non-cash items - net                     590           307          773             0          3,585
Less notes payable
  principal payments                          100            28           83             0            333
                                      ------------  ------------  -----------   -----------  -------------
Project operations                            216           364          391          (465)         3,321

Capital Improvements                          331           178          202             0          2,163
                                      ------------  ------------  -----------   -----------  -------------
Project operations after
  capital improvements                      ($115)         $186         $189         ($465)        $1,158
                                      ============  ============  ===========   ===========  =============

(1)  Before gain on sale of property.

                                                             METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                                                   a California Limited Partnership

                                                             Project Operations of the Residence Inns for
                                                                   the Year Ended December 31, 1994
                                                                                (000's)
                                                     Columbus       Fort                                                 Winston
                                         Ontario      (East)        Wayne     Indianapolis   Lexington   Louisville       Salem
                                         -------      ------        -----     ------------   ---------   ----------       -----
REVENUES:
Hotel operations:
  Rooms                                    $3,381       $1,636       $1,527        $1,892       $1,780       $2,354        $1,790
  Telephone and other                         220           59           84           104          134          122           113
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
Hotel operations                            3,601        1,695        1,611         1,996        1,914        2,476         1,903
Interest and other                             40            0            0             0            0            0             0
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
Total revenues                              3,641        1,695        1,611         1,996        1,914        2,476         1,903
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------

EXPENSES:
Hotel operations:
  Rooms                                       649          342          309           410          353          392           395
  Administrative                              428          268          189           236          275          252           264
  Marketing                                   436          152          166           215          148          244           182
  Energy                                      250          122           96            98           89          103           103
  Repair and maintenance                      171           77           87           104          117          113           130
  Management fees                             144          110          105           129          125          162           124
  Property taxes                               63           57           65            70           51           81            67
  Other                                       147           50           43            53           62           64            76
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
Hotel operations                            2,288        1,178        1,060         1,315        1,220        1,411         1,341
Depreciation and other
  amortization                                550          283          272           346          307          371           323
Interest                                      856          281          294           341          332          383           337
General and administrative                      0            0            0             0            0            0             0
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
Total expenses                              3,694        1,742        1,626         2,002        1,859        2,165         2,001
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
INCOME(LOSS)                                  (53)         (47)         (15)           (6)          55          311           (98)

Plus non-cash items - net                     510          287          277           351          313          377           329
Less notes payable
  principal payments                            4           15           16            18           18           20            18
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
Project operations                            453          225          246           327          350          668           213

Capital Improvements                          184           27           37           200           37          266           116
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
Project operations after
  capital improvements                       $269         $198         $209          $127         $313         $402           $97
                                       ===========  ===========  ===========   ===========  ===========  ===========  ============

                                                                  Altamonte
                                       Nashville     Atlanta       Springs      Partnership       Total
                                       ---------     -------       -------      -----------       -----
REVENUES:
Hotel operations:
  Rooms                                    $3,347       $2,931       $2,808             $0         $23,446
  Telephone and other                         169          169          134              0           1,308
                                       -----------  -----------  -----------    -----------  --------------
Hotel operations                            3,516        3,100        2,942              0          24,754
Interest and other                             20           18            0            176             254
                                       -----------  -----------  -----------    -----------  --------------
Total revenues                              3,536        3,118        2,942            176          25,008
                                       -----------  -----------  -----------    -----------  --------------

EXPENSES:
Hotel operations:
  Rooms                                       789          605          680              0           4,924
  Administrative                              330          355          316              0           2,913
  Marketing                                   344          302          248              0           2,437
  Energy                                      248          159          170              0           1,438
  Repair and maintenance                      216          144          142              0           1,301
  Management fees                             105          155          147              0           1,306
  Property taxes                              121           75          187              0             837
  Other                                       270           75           61              0             901
                                       -----------  -----------  -----------    -----------  --------------
Hotel operations                            2,423        1,870        1,951              0          16,057
Depreciation and other
  amortization                                688          453          611              0           4,204
Interest                                      901          622          670              0           5,017
General and administrative                      0            0            0            677             677
                                       -----------  -----------  -----------    -----------  --------------
Total expenses                              4,012        2,945        3,232            677          25,955
                                       -----------  -----------  -----------    -----------  --------------
INCOME(LOSS)                                 (476)         173         (290)          (501)           (947)

Plus non-cash items - net                     668          451          747              0           4,310
Less notes payable
  principal payments                           99           37           72              0             317
                                       -----------  -----------  -----------    -----------  --------------
Project operations                             93          587          385           (501)          3,046

Capital Improvements                          427           38          116              0           1,448
                                       -----------  -----------  -----------    -----------  --------------
Project operations after
  capital improvements                      ($334)        $549         $269          ($501)         $1,598
                                       ===========  ===========  ===========    ===========  ==============


                                                             METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                                                  a California Limited Partnership

                                                             Project Operations of the Residence Inns for
                                                                   the Year Ended December 31, 1993
                                                                                (000's)
                                                      Columbus      Fort                                                 Winston
                                          Ontario      (East)       Wayne     Indianapolis   Lexington   Louisville       Salem
                                         -------      ------        -----     ------------   ---------   ----------       -----
REVENUES:
Hotel operations:
  Rooms                                    $3,539       $1,562       $1,433        $1,715       $1,822       $2,256        $1,726
  Telephone and other                         205           57           62            97          113           83           100
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
Hotel operations                            3,744        1,619        1,495         1,812        1,935        2,339         1,826
Interest and other                            107            0            0             0            0            0             0
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
Total revenues                              3,851        1,619        1,495         1,812        1,935        2,339         1,826
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------

EXPENSES:
Hotel operations:
  Rooms                                       669          331          302           381          367          407           389
  Administrative                              428          253          173           236          266          201           271
  Marketing                                   445          148          172           211          164          231           200
  Energy                                      237           95           91           100           83          108           103
  Repair and maintenance                      172           74           93           104          131          110            87
  Management fees                             150          106           97           118          126          154           119
  Property taxes                               98          102           63            71           51           81            68
  Other                                       159           52           40            54           73           61            66
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
Hotel operations                            2,358        1,161        1,031         1,275        1,261        1,353         1,303
Depreciation and other
  amortization                                750          374          356           427          399          479           430
Interest                                      856          278          291           338          329          379           333
General and administrative                      0            0            0             0            0            0             0
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
Total expenses                              3,964        1,813        1,678         2,040        1,989        2,211         2,066
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
INCOME(LOSS)                                 (113)        (194)        (183)         (228)         (54)         128          (240)

Plus non-cash items - net                     643          385          367           439          411          493           442
Less notes payable
  principal payments                            4            6            6             7            7            8             7
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
Project operations                            526          185          178           204          350          613           195

Capital Improvements                           72          232          107            74           59           99            68
                                       -----------  -----------  -----------   -----------  -----------  -----------  ------------
Project operations after
  capital improvements                       $454         ($47)         $71          $130         $291         $514          $127
                                       ===========  ===========  ===========   ===========  ===========  ===========  ============

                                                                  Altamonte
                                        Nashville     Atlanta      Springs      Partnership      Total
                                        ---------     -------      -------      -----------      -----
REVENUES:
Hotel operations:
  Rooms                                    $3,227       $2,626       $2,839             $0         $22,745
  Telephone and other                         160          154          117              0           1,148
                                       -----------  -----------  -----------    -----------  --------------
Hotel operations                            3,387        2,780        2,956              0          23,893
Interest and other                             20           18            0            152             297
                                       -----------  -----------  -----------    -----------  --------------
Total revenues                              3,407        2,798        2,956            152          24,190
                                       -----------  -----------  -----------    -----------  --------------

EXPENSES:
Hotel operations:
  Rooms                                       707          551          580              0           4,684
  Administrative                              325          319          317              0           2,789
  Marketing                                   351          279          259              0           2,460
  Energy                                      213          162          157              0           1,349
  Repair and maintenance                      170          125          133              0           1,199
  Management fees                             101          139          149              0           1,259
  Property taxes                              119          160          178              0             991
  Other                                       270          107           46              0             928
                                       -----------  -----------  -----------    -----------  --------------
Hotel operations                            2,256        1,842        1,819              0          15,659
Depreciation and other
  amortization                                667          426          600              0           4,908
Interest                                      909          618          666              0           4,997
General and administrative                      0            0            0            764             764
                                       -----------  -----------  -----------    -----------  --------------
Total expenses                              3,832        2,886        3,085            764          26,328
                                       -----------  -----------  -----------    -----------  --------------
INCOME(LOSS)                                 (425)         (88)        (129)          (612)         (2,138)

Plus non-cash items - net                     647          469          728              0           5,024
Less notes payable
  principal payments                           90           13           54              0             202
                                       -----------  -----------  -----------    -----------  --------------
Project operations                            132          368          545           (612)          2,684

Capital Improvements                           49          250          179              0           1,189
                                       -----------  -----------  -----------    -----------  --------------
Project operations after
  capital improvements                        $83         $118         $366          ($612)         $1,495
                                       ===========  ===========  ===========    ===========  ==============


Item 3.    Legal Proceedings.

      There are no material pending legal proceedings to which the Partnership is a party or to which any of its assets are subject, except the following:

      Metric Partners Growth Suite Investors, L.P. vs. Kenneth E. Nelson, The Nelson Group, et al., San Francisco County Superior Court, Case No. 928065.

      Nashville Lodging Company vs. Metric Partners Growth Suite Investors, L.P., et al., Circuit Court, State of Wisconsin, Case No. 94CV001212.

      Orlando Residence, Ltd. (Plaintiff) vs. Nashville Lodging Company, Metric Partners Growth Suite Investors, L.P., et al. (Defendants); Metric Partners Growth Suite Investors (Third Party Plaintiff) vs. 2300 Elm Hill Pike, Inc. et al. (Third Party Defendant), Tennessee Chancery Court for Davidson County, Case No. 92-3086-III.


      Orlando Residence, Ltd. (Plaintiff) vs. 2300 Elm Hill Pike, Inc., et al. (Defendants/Third Party Plaintiffs) vs. Metric Partners Growth Suite Investors, L.P. (Third Party Defendant), Tennessee Chancery Court for Davidson County, Case No. 94-1911-I.

      For information regarding these lawsuits see Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Note 7 to the Financial Statements.

Item 4.    Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

      The Limited Partnership Assignee Unit holders are entitled to certain distributions as provided in the Partnership Agreement. From inception through February 15, 1996, Assignee Unit holders have received distributions from operations ranging from $220 - $313 for each $1,000 original investment, exclusive of a $2 payment made in 1995 in payment of Georgia real property taxes due on gain from the sale of the Residence Inn-Atlanta (Perimeter West). No market for Limited Partnership Assignee Units exists, nor is expected to develop.

      As of December 31, 1995, the approximate number of holders of Limited Partnership Assignee Units was as follows:

                                                                       Number of
                                                                        Record
Title of Class                                                          Holders*
--------------                                                          --------

Limited Partnership Assignee Units..............................         5,531




*Number of Investments

Item 6.    Selected Financial Data.

      The  following  represents  selected  financial  data for Metric  Partners
Growth Suite Investors, L.P., a California Limited Partnership, for each of the five years in the period ended December 31, 1995. The data should be read in conjunction with the financial statements included elsewhere herein.

                                                   For the Year Ended December 31,
                                                   -------------------------------
                                     1995         1994          1993          1992          1991
                                     ----         ----          ----          ----          ----
                                             (Amounts in thousands except per unit data)
TOTAL REVENUES ................... $ 26,107     $ 25,008      $ 24,190      $ 23,331      $ 22,895
                                   ========     ========      ========      ========      ========

NET INCOME (LOSS) ................ $  3,344     $   (947)     $ (2,138)     $ (2,329)     $ (2,289)
                                   ========     ========      ========      ========      ========

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT(1) .... $     52     $    (19)     $    (39)     $    (38)     $    (37)
                                   ========     ========      ========      ========      ========


TOTAL ASSETS ..................... $ 71,071     $ 74,936      $ 77,899      $ 81,951      $ 85,487
                                   ========     ========      ========      ========      ========


LONG TERM OBLIGATIONS:
   Notes Payable ................. $ 42,669     $ 48,800      $ 49,003      $ 49,014      $ 48,775
                                   ========     ========      ========      ========      ========

CASH DISTRIBUTIONS PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT ....... $     32     $     30      $     30      $     28      $     20
                                   ========     ========      ========      ========      ========



(1) $1,000 original contribution per limited partnership assignee unit, based on
limited  partnership   assignee  units  outstanding  during  the  period,  after
allocation to the General Partners.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

      This Item should be read in conjunction with Financial Statements contained elsewhere in this Report.

Results of Operations

      Net income was $3,344,000 in 1995 compared to a net loss of $947,000 in 1994. The change was primarily due to the gain from the sale of the Residence Inn - Atlanta (Perimeter West) as well as increases in hotel operations revenue, resulting from improved occupancy and room rates at certain of the Partnership's properties and reduced depreciation and interest expense. Revenue from hotel operations increased 3.6% for 1995 compared to 1994. An increase in room revenues at eight of the nine Partnership's hotels held at year end was only slightly offset by a very modest decrease at the Residence Inn-Lexington. Hotel operating expenses increased 5.0% in comparison to 1994 primarily due to increases in administrative and marketing expenses and room operating costs. Interest and other income increased $204,000 in 1995 primarily as a result of larger cash balances, specifically the proceeds from the sale of the Residence Inn-Atlanta (Perimeter West), invested in interest bearing investments. Depreciation and other amortization decreased $694,000 in 1995, due to the sale of one hotel and fully depreciated furnishings at certain of the other hotels. Interest expense decreased by $165,000 in 1995 primarily due to the sale of one hotel. General and administrative expense increased $132,000 in 1995 primarily due to an increase in legal costs.

      On an ongoing basis, the Partnership monitors the markets where the hotels are located and reviews potential opportunities for the sale of the properties. During the second quarter of 1995, the Partnership initiated discussions with several potential purchasers regarding the sale of the Residence Inn-Atlanta (Perimeter West). After a series of negotiations, the Partnership entered into a contract for sale with a non-affiliated buyer and on October 3, 1995 the sale of the property was recorded. (See Note 6 to the Financial Statements for details of the transaction)

      The operations of the properties and the markets in which they are located are described below.

      Residence Inn-Ontario: In 1995 room revenues increased 6.6% in comparison to the prior year due to an increase in occupancy and a very slight increase in room rates, which was offset, in part, by an increase in hotel operations expenses. During the year, the local economy strengthened with new business development and an escalation in construction activity; however, during the fourth quarter federal government curtailments affected the "extended stay" patronage base at the hotel. A variety of marketing programs remain in place, focusing on promoting new business as well as retaining the existing clients.

      Residence Inn-Columbus: Room revenues increased 9.0% in 1995 as both room rates and occupancy improved in comparison to the prior year. This increase, however, was offset by an overall 12.2% increase in hotel operations expenses. Increases were incurred in the categories of room operating and administrative costs, repair and maintenance items and property taxes. Management continues to work with the operator in an effort to affect expense reductions. Local hotel market conditions have remained stable, although new competition is expected to come on-line later in 1996. Marketing efforts are focused on maintaining and increasing the patronage base in light of the additional new competition.

      Residence Inn-Fort Wayne: Room revenues increased 10.9% in 1995 in comparison to the prior year, which was only partially offset by a modest increase in hotel operations expenses. Both occupancy and room rates improved during the year as compared to 1994. The local economy and hotel market remained stable throughout the year and the Partnership's property continues to retain a strong competitive position in the marketplace.

      Residence Inn-Indianapolis: A 5.4% increase in room revenues for 1995 is primarily attributable to a substantial increase in room rates as compared to the prior year. Occupancy, however, reflected a decline for the year, due to a fire which occurred in the first quarter of 1995 rendering 10% of the rooms uninhabitable. The rebuilding of the damaged suites was completed in the third quarter of 1995. Reconstruction work and loss of revenue, after a deductible, was covered through the use of insurance proceeds. The local economy remained stable during the year and the operator continues to focus on increasing
patronage  through   solicitation  of  major  corporate  accounts  and  training business.

      Residence Inn-Lexington: Room revenues decreased slightly, or 1.6%, compared to the prior year and hotel operations expenses increased 2.2% during 1995. Although occupancy declined as compared to the prior year, room rates reflected an increase. The local economy remains stable; however, conditions in the hotel market continue to be competitive as two new hotel products are scheduled for completion in 1996. Responsive marketing efforts, including offers of special rates for weekend business, are being utilized to enhance performance results.

      Residence Inn-Louisville: Room revenues and hotel operations expenses increased slightly for the year as compared to 1994. Room rates reflected an improvement, which contributed to a decline in occupancy for the year. Economic conditions in the area appear to be stable; however, the Partnership's hotel is subject to competition from several apartment complexes in the marketplace which offer corporate units for lease at rates significantly lower than local hotels. Marketing efforts have included direct mail and telemarketing programs in an effort to expand and diversify the current patronage base.

      Residence Inn-Winston Salem: Room revenues increased 9.3% in 1995 in comparison to the prior year due to a substantial increase in room rates. Occupancy rates were unchanged. Conditions in the local hotel market remain competitive as two new products are due to come on line during 1996. The operator continued an aggressive marketing program, aimed primarily at attracting new training business, to enable the property to remain competitive.

      Residence Inn-Nashville: A 9.2% increase in room revenues for 1995 in comparison to the prior year is attributable to an improvement in both occupancy and room rates at the hotel. This increase was partially offset by a 7.8% increase in hotel operations expenses primarily due to increases in room, administrative and marketing costs. The local economy continues to be stable and unemployment low; however, competition in the hotel market remains challenging as several new hotels are scheduled to open in 1996. Marketing programs are in place to retain the existing long-term stay business as well as to attract new convention and corporate business.

      Residence Inn-Altamonte Springs: An increase of 6.2% in room revenues for 1995 was offset by an 8.8% increase in hotel operations expenses in comparison to the prior year. Room operating, marketing costs, and certain repair and maintenance items contributed to the increase in expenses, which was slightly offset by lower property taxes, as compared to the prior year. Occupancy increased for 1995 in comparison to the prior year and room rates increased slightly. The local economy remains stable. The new operator is focusing on maintaining current clients while working to attract new corporate business patronage.

      Residence Inn-Atlanta (Perimeter West): The property was sold to a non-affiliated buyer on October 3, 1995. From January 1, 1995 through October 2, 1995 the hotel generated strong project operations. Both revenues and expenses decreased in 1995 in comparison to the prior year as the property was held for only a nine-month period prior to sale. Expenses, however, did not decline proportionally due to the costs incurred with regard to a sales tax audit.

1994 Compared to 1993

      Net loss decreased $1,191,000 in 1994 compared to 1993 primarily due to increases in hotel operations revenue, resulting from improved occupancy and room rates at certain of the Partnership's properties and reduced depreciation expense. Revenue from hotel operations increased 3.6% for 1994 compared to 1993. An increase in room revenues at seven of the Partnership's hotels was only partially offset by a substantial decrease at the Residence Inn-Ontario, and modest decreases at the Residence Inn-Lexington and the Residence Inn-Altamonte Springs. Hotel operating expenses increased 2.5% in comparison to 1993 primarily due to increases in administrative expenses, room operating costs, expenses for repair and maintenance, and escalations in energy costs during the winter months at several of the properties which were only partially offset by a decrease in real estate tax and marketing expense. Interest and other income decreased $43,000 in 1994 primarily as a result of recognition in 1993 of deferred income relating to the management contract at the Residence Inn-Ontario. Depreciation and amortization decreased $704,000 in 1994, due to fully depreciated furnishings at certain of the hotels. General and administrative expense decreased $87,000 in 1994 due to decreases in audit, legal and administrative costs partially offset by the cost incurred by the Partnership to obtain appraisals on the Residence Inns.

Partnership Liquidity and Capital Resources

Introduction

      As presented in the Statements of Cash Flows, cash was provided by operating activities. Cash was also provided by investing activities from proceeds from cash investments and sale of a property and was used for improvements to properties and purchase of cash investments. Cash was used by financing activities for note payable payments and distributions to partners.

      The results of project operations before capital improvements for the year ended December 31, 1995 are determined by net income or loss (before gain on sale of property) adjusted for non-cash items such as depreciation and amortization, and reduced by principal payments made on the notes payable (see
Item 2, Properties). The project operations before capital improvements is an indication of the operational performance of the property. During 1995, all of the Partnership's properties generated positive project operations before deductions for capital improvements. The Partnership, after taking into account results of project operations before capital improvements, interest income, and general and administrative expenses, on an accrual basis, experienced positive results from operations. Project operations should not be considered as an alternative to net income or loss (as presented in the financial statements), as an indicator of the Partnership's operating performance, or as an alternative to cash flow as a measure of liquidity. Project operations after capital improvements for any given year may not be indicative of the property's general performance as capital improvements are likely to be made in large amounts when associated with renovation programs.

      The Partnership considers cash investments to be those investments (primarily commercial paper) with an original maturity date of more than three months at time of purchase. There were no cash investments as of December 31, 1995.

      The former management company at the Residence Inn-Ontario which is controlled by Kenneth E. Nelson ("Nelson") defaulted on certain obligations under the management agreement. As discussed in Note 7 to the financial statements, in 1991, the Partnership terminated the management agreement and initiated legal proceedings against the former management company. The management company withheld $194,000 from property funds in unauthorized management fees prior to relinquishing management of the property. The $194,000 has been treated as a receivable in the Partnership's financial statements. In March 1993 the parties verbally agreed to settle the lawsuit (the "SF Settlement"); however, difficulties arose in consummating the settlement. After a hearing in May 1994, the Court ruled in June that in the settlement the Partnership had agreed to purchase the land underlying the Residence Inn-Nashville (the "Land") from Nashville Lodging Company ("NLC"), an affiliate of Nelson, subject to a lis pendens on the land.

      Following this ruling, the Partnership has attempted to negotiate and enter into a settlement agreement and a land purchase agreement and related agreements (the "Settlement Documents") among itself and Nelson and NLC and another Nelson entity, 2300 Elm Hill Pike, Inc. ("2300"). To date, these parties have not been able to reach agreement on all issues relating to the Settlement Documents. Since June 1994, numerous appearances before the Court have been made in an effort to resolve all issues regarding the Settlement Documents, but as of the date hereof, the Settlement Documents have not been completed or executed.

      As discussed in Note 7 to the financial statements, in May 1991 legal proceedings were initiated against the Partnership and others by Orlando Residence Ltd., ("Orlando"), holder of a promissory note issued by a previous owner of the Residence Inn-Nashville (Airport) (the "Hotel"). Orlando claimed the sale of the Hotel to the Partnership by NLC was intended to defraud, hinder and delay Orlando's recovery of the amount owed to it. Orlando sought the collection of all payments made by the Partnership in connection with the land lease to the previous owner associated with the Hotel and/or rescission of the sale of the Hotel to the Partnership. The Partnership obtained a summary judgement dismissing the case against it on September 15, 1993. In May 1994, the Partnership filed a motion for summary judgement against Nelson, NLC and 2300 to recover attorneys' fees of the Partnership related to this action. In April 1995, the Court awarded judgement to the Partnership against NLC and 2300 for a portion of the Partnership's legal fees in this case.

      In July 1994, the Court in the case filed by Orlando ruled that the Hotel had been fraudulently conveyed to NLC by 2300 in 1986 and voided the conveyance. Judgements totalling more than $1,350,000 were subsequently entered by this Court against Nelson, NLC and 2300. Orlando may attempt to execute these judgements against Nelson, NLC and 2300 on the Land, which could deprive the Partnership of the benefits of the SF Settlement. There is also some risk that consummation of the SF Settlement, which would result in ownership of the Hotel and the Land being combined in the Partnership while the Land may be subject to the lis pendens filed by Orlando and/or other liens and judgements obtained by Orlando may adversely affect the Partnership's equity interest in the Hotel. However, the Partnership does not believe that consummation of the SF Settlement will have a material adverse effect on the Partnership or on its equity interest in the Hotel.

      In another action in Nashville, Tennessee, 2300 and NLC have alleged that the Partnership refused to purchase the Land as required by the SF Settlement and demanded indemnification for all costs and losses of 2300 and NLC relating to Orlando's claims. In February 1996, the Court in this action granted a motion filed by 2300 and NLC for partial summary judgement, ruling that the Partnership had breached the SF Settlement. The action will continue to determine damages and other issues. The Partnership does not believe it breached the SF Settlement and, in any event, does not believe that any damages it might ultimately be required to pay in this action will have a material adverse effect on the Partnership.

      See Note 7 to the Financial Statements for more information about the foregoing and other related proceedings.

      In April 1993, the interest rate increased on the Residence Inn - Altamonte Springs loan. In addition, in July 1993 the interest rate increased on the loans of seven other hotels. Also, the terms of the loans provided for payment of principal to commence at the same time as the interest increased. As the loans on the hotels mature in 1998, the Partnership periodically reviews alternative financing options which may be available in the marketplace.

      In 1995, the Partnership spent $2,163,000 on capital improvements. The majority was spent for room renovations at the Residence Inns-Lexington, Altamonte Springs, Louisville and Nashville, siding and building repairs at the Residence Inns-Columbus and Fort Wayne and a new lock system at Ontario and Nashville. In 1996, the Partnership anticipates spending approximately $2,600,000 on capital improvements. These improvements are necessary to enable the properties to remain competitive in their respective markets and are required under the franchise agreements.

      During the second and third quarters of 1995 the Partnership worked with Marriott in an effort to restructure contracts on certain Partnership hotels under their management. An agreement was reached whereby Marriott reduced the overall management fees, as well as the length of the contract terms. In addition, the Partnership is permitted to terminate the contract after a five year term in connection with a sale of the hotels. A termination fee would be payable if the purchaser were not to continue the Residence Inn by Marriott franchise. In exchange, the Partnership executed new agreements with Marriott for the management of the Residence Inns located in Altamonte Springs, Nashville, and Ontario. Effective January 1, 1996, Marriott manages all nine of the Partnership's remaining hotels.

      In accordance with, and as is customary in the management of hotels, the various management agreements with the operators provide for a percentage of revenues to be placed in capital replacement funds. The capital replacement funds are used to fund on-going capital improvements as well as room or other major renovation programs. In general, the capital replacement funds are being held at the individual properties with additions generally made monthly based on revenues and expenditures which are based on approved capital expenditure budgets by the Partnership. Unused funds are held in interest-bearing accounts. To the extent not available from an individual property's capital replacement fund, a capital improvement or renovation may be funded from the Partnership's working capital reserve.

      The Partnership became aware that on February 12, 1996, a third party made an unsolicited offer to a large number of unit holders of the Partnership to purchase up to 1,200 units, representing approximately 2% of the outstanding units, at a price of $205 per unit. Under applicable securities laws, the Partnership was required to notify its investors of the Partnership's views regarding this offer. A letter dated February 15, 1996 was provided to investors in fulfillment of that requirement. It should be noted that the Partnership did not take a position with respect to the offer but rather advised the holders of the assignee limited partnership units to consult their personal financial advisors on the matter, as the desirability of the offer to any unit hold could differ greatly depending upon such unit holder's financial, tax, and other individual circumstances.

      Unit holders were also advised that the Partnership and its Transfer Agent will take such action as the Partnership deems appropriate to ensure that resale transactions do not result in the termination of the Partnership for tax purposes, cause the Partnership to be classified as a publicly traded partnership or cause the Partnership to be taxed as a corporation. In order to protect its status as a partnership for federal income tax purposes, secondary market activity in its units will be limited to less than 5% of the outstanding units per year. For any of these reasons, the Partnership may refuse to recognize a resale transaction. The Partnership may also request any information needed to ensure compliance with the terms of the Partnership Agreement and any applicable regulatory requirements.

Conclusion

      The Partnership established an estimated value for the assignee units in the Partnership as of December 31, 1995. Appraisals of the hotels were commissioned and undertaken by a firm which is a recognized appraiser and consultant to the hotel industry. The primary methodology employed in the appraisals used in the evaluation, which was selected by the appraiser and not pursuant to any instructions from the Partnership, was the income approach to value utilizing a discounted cash flow analysis. In conjunction with the preparation of the appraisals, a discount rate was determined by the appraiser based on several relevant factors, including, but not limited to, the current investment climate for hotel properties, local hotel market and economic conditions, comparisons of occupancy and room rates with prevailing market rates for similar properties and the status of the management contract for each hotel. The Partnership believes that the assumptions utilized in the process were not unreasonable. The value of the properties as determined by the appraisal process, in combination with the book value of other Partnership assets, has resulted in an estimated net asset value of each assignee unit of $521 as of December 31, 1995. As of December 31, 1994, the value of the properties as determined by the appraisal process, in combination with the book value of other Partnership assets, resulted in an estimated net asset value of each assignee unit of $335. It should be noted, however, that appraised values represent the opinion of the appraisal firm as of the date of the appraisals and are based on market conditions at the time of the appraisals and on assumptions concerning future circumstances which may or may not be accurate.

      This valuation is an estimate of the assignee unit value only which has been made as of December 31, 1995 based on the methodology described herein and does not represent a market value. There can be no assurance that the sales of the assets in the current market or at any time in the future would yield net proceeds which on a per assignee unit basis would be equal to or greater than the estimated value. Further, there can be no assurance that sales of assignee units now or in the future would yield net proceeds equal to or greater than this value. The assignee units are illiquid and there is no formal liquid market where they are regularly traded. However, the Partnership is aware that some resales have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any time period and occur at a price negotiated between buyer and seller. We have no knowledge concerning how a particular price may be determined. Resale transactions of which the Partnership has knowledge, reflect prices ranging from $200 to $340 in 1996 (through March 21, 1996). In 1995, sixty-five resale transactions, of which the Partnership had knowledge, were recorded at a simple average price (not weighted) of $244 per assignee unit. In 1994, thirty-one resale transactions, of which the Partnership had knowledge, were recorded at a simple average price (not weighted) of $196 per assignee unit. The Partnership's knowledge of these transactions is based solely on the books and records of its Transfer Agent.

      The Partnership anticipates that it will have sufficient resources to meet its capital and operating requirements into the foreseeable future.

Item 8. Financial Statements and Financial Statement Schedules.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                                TABLE OF CONTENTS

                                                                            Page

Reports of Independent Auditors.........................................   16-17
Financial Statements:
   Balance Sheets at December 31, 1995 and 1994.........................      18
   Statements of Operations for the Years ended December 31, 1995,
    1994 and 1993.......................................................      19
   Statements of Partners' Equity (Deficiency) for the Years ended
    December 31, 1995, 1994 and 1993....................................      20
   Statements of Cash Flows for the Years ended December 31, 1995,
    1994 and 1993.......................................................      21
   Notes to Financial Statements........................................   22-28
Financial Statement Schedule:
   Schedule III -  Real Estate and Accumulated Depreciation at
    December 31, 1995...................................................      29

      Financial statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the financial statements.

                         REPORT OF INDEPENDENT AUDITORS

Metric Partners Growth Suite Investors, L.P., a California Limited Partnership:

      We have audited the accompanying balance sheets of Metric Partners Growth Suite Investors, L.P., a California Limited Partnership, (the "Partnership") as of December 31, 1995 and 1994 and the related statements of operations, partners' equity and cash flows for the years then ended. Our audit also included the financial statement schedule for 1995 and 1994 of the Partnership listed in the accompanying table of contents. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The financial statements and financial statement schedule of the Partnership for the year ended December 31, 1993 were audited by other auditors whose report dated March 18, 1994 expressed an unqualified opinion on these statements and schedule.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for 1995 and 1994, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





San Francisco, California                                      ERNST & YOUNG LLP
February 23, 1996

INDEPENDENT AUDITORS' REPORT


Metric Partners' Growth Suite Investors, L.P.:

We have audited the accompanying statements of operations, partners' equity (deficiency) and cash flows of Metric Partners' Growth Suite Investors, L.P., (a limited partnership) (the "Partnership") for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1993 in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP

March 18, 1994

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                                 BALANCE SHEETS
                                  December 31,

                                                      1995              1994
                                                      ----              ----

                                     ASSETS

CASH AND CASH EQUIVALENTS ...................... $ 10,248,000      $  5,142,000
RESTRICTED CASH ................................      302,000              --
ACCOUNTS RECEIVABLE ............................    1,034,000           746,000
PREPAID EXPENSES AND OTHER ASSETS ..............      196,000           314,000

PROPERTIES AND IMPROVEMENTS ....................   87,885,000        96,213,000
ACCUMULATED DEPRECIATION .......................  (28,935,000)      (28,008,000)
                                                 ------------      ------------

NET PROPERTIES AND IMPROVEMENTS ................   58,950,000        68,205,000

DEFERRED FINANCING COSTS .......................      127,000           235,000
DEFERRED FRANCHISE FEES ........................      214,000           294,000
                                                 ------------      ------------

TOTAL ASSETS ................................... $ 71,071,000      $ 74,936,000
                                                 ============      ============


                        LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE ............................... $  1,022,000      $    747,000
ACCRUED PROPERTY TAXES .........................      391,000           319,000
ACCRUED INTEREST ...............................      344,000           317,000
OTHER LIABILITIES ..............................    1,095,000           905,000
DEFERRED GAIN ON SALE OF PROPERTY ..............      300,000              --
NOTES PAYABLE ..................................   42,669,000        48,800,000
                                                 ------------      ------------

TOTAL LIABILITIES ..............................   45,821,000        51,088,000
                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY (DEFICIENCY):
 GENERAL PARTNERS ..............................      100,000           (68,000)
 LIMITED PARTNERS (59,932 units outstanding) ...   25,150,000        23,916,000
                                                 ------------      ------------

TOTAL PARTNERS' EQUITY .........................   25,250,000        23,848,000
                                                 ------------      ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY ......... $ 71,071,000      $ 74,936,000
                                                 ============      ============




                       See notes to financial statements.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1995, 1994 and 1993

                                                                              1995             1994              1993
                                                                              ----             ----              ----
REVENUES:
Hotel operations....................................................    $ 25,649,000     $ 24,754,000      $ 23,893,000
Interest and other..................................................         458,000          254,000           297,000
                                                                        ------------     ------------      ------------

Total revenues......................................................      26,107,000       25,008,000        24,190,000
                                                                        ------------     ------------      ------------
EXPENSES  (Including  $410,000,  $390,000 and $454,000 paid to managing  general partner and affiliates in 1995, 1994 and 1993)
Hotel operations

        Rooms.......................................................        5,167,000       4,924,000         4,684,000
        Administrative..............................................        3,224,000       2,913,000         2,789,000
        Marketing...................................................        2,538,000       2,437,000         2,460,000
        Energy......................................................        1,398,000       1,438,000         1,349,000
        Repair and maintenance......................................        1,329,000       1,301,000         1,199,000
        Management fees.............................................        1,364,000       1,306,000         1,259,000
        Property taxes..............................................          877,000         837,000           991,000
        Other.......................................................          970,000         901,000           928,000
                                                                        -------------    ------------      ------------
Total hotel operations..............................................       16,867,000      16,057,000        15,659,000
Depreciation and other amortization.................................        3,510,000       4,204,000         4,908,000
Interest............................................................        4,852,000       5,017,000         4,997,000
General and administrative..........................................          809,000         677,000           764,000
                                                                        -------------    ------------      ------------

Total expenses......................................................       26,038,000      25,955,000        26,328,000
                                                                        -------------    ------------      ------------

INCOME (LOSS) BEFORE GAIN ON SALE OF PROPERTY.......................           69,000        (947,000)       (2,138,000)
Gain on sale of property............................................        3,275,000               -                 -
                                                                        -------------    -------------     ------------
NET INCOME (LOSS)...................................................    $   3,344,000    $   (947,000)     $ (2,138,000)
                                                                        =============    =============     ============

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
 ASSIGNEE UNIT:
Income (loss) before gain on sale of property.......................             $(1)            $(19)             $(39)
Gain on sale of property............................................              53                -                 -
                                                                                 ---            ------            -----
NET INCOME (LOSS)...................................................             $52             $(19)             $(39)
                                                                                 ===             =====             =====

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP
 ASSIGNEE UNIT......................................................             $32               $30              $30
                                                                                 ===               ===              ===


                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              For the Years Ended December 31, 1995, 1994 and 1993

                                                                           General           Limited
                                                                           Partner          Partners          Total
                                                                           -------          --------          -----
BALANCE, JANUARY 1, 1993.............................................   $   (412,000)    $ 31,015,000       $30,603,000
Net Income (Loss)....................................................        197,000       (2,335,000)       (2,138,000)
Cash Distributions...................................................        (37,000)      (1,798,000)       (1,835,000)
                                                                        ------------     ------------      ------------
BALANCE, DECEMBER 31, 1993...........................................       (252,000)      26,882,000        26,630,000
Net Income (Loss)....................................................        221,000       (1,168,000)         (947,000)
Cash Distributions...................................................        (37,000)      (1,798,000)       (1,835,000)
                                                                        ------------     ------------      ------------
BALANCE, DECEMBER 31, 1994...........................................        (68,000)      23,916,000        23,848,000
Income (Loss) Before Gain on Sale of Property........................        105,000          (36,000)           69,000
Gain on Sale of Property.............................................        102,000        3,173,000         3,275,000
Cash Distributions from Sale.........................................         (2,000)        (105,000)         (107,000)
Cash Distributions from Operations...................................        (37,000)      (1,798,000)       (1,835,000)
                                                                        ------------     ------------      ------------
BALANCE, DECEMBER 31, 1995...........................................   $    100,000     $ 25,150,000      $ 25,250,000
                                                                        ============     ============      ============
















































                       See notes to financial statements.

                                     METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                                           a California Limited Partnership

                                                STATEMENTS OF CASH FLOWS
                                  For the Years Ended December 31, 1995, 1994 and 1993
                                                                              1995             1994              1993
                                                                              ----             ----              ----
OPERATING ACTIVITIES:
Net income (loss)...................................................    $   3,344,000    $    (947,000)    $  (2,138,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization...............................        3,585,000        4,310,000         5,024,000
        Gain on sale of property....................................       (3,275,000)               -                 -
        Changes in operating assets and liabilities:
           Accounts receivable......................................         (288,000)               -           403,000
           Prepaid expenses and other assets........................          118,000          (13,000)           15,000
           Accounts payable, accrued expenses
            and other liabilities...................................          678,000          100,000            77,000
                                                                        -------------    -------------     -------------
Net cash provided by operating activities...........................        4,162,000        3,450,000         3,381,000
                                                                        -------------    -------------     -------------

INVESTING ACTIVITIES:
Proceeds from sale of property - net................................        5,684,000                -                 -
Capital improvements................................................       (2,163,000)      (1,448,000)       (1,189,000)
Restricted cash - deposit to escrow account.........................         (302,000)               -                 -
Purchase of cash investments........................................       (1,409,000)        (494,000)       (2,964,000)
Proceeds from sale of cash investments..............................        1,409,000        1,478,000         4,440,000
                                                                        -------------    -------------     -------------
Net cash provided (used) by investing activities....................        3,219,000         (464,000)          287,000
                                                                        -------------    -------------     -------------

FINANCING ACTIVITIES:
Notes payable principal payments....................................         (333,000)        (317,000)         (202,000)
Cash distributions to partners......................................       (1,942,000)      (1,835,000)       (1,835,000)
                                                                        --------------   --------------    -------------
Cash used by financing activities...................................       (2,275,000)      (2,152,000)       (2,037,000)
                                                                        --------------   --------------    -------------

INCREASE IN
 CASH AND CASH EQUIVALENTS..........................................        5,106,000          834,000         1,631,000
Cash and cash equivalents at beginning of year......................        5,142,000        4,308,000         2,677,000
                                                                        -------------     ------------     -------------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR.....................................................    $  10,248,000     $  5,142,000     $   4,308,000
                                                                        =============     ============     =============



                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash during the year...............................    $   4,636,000     $  4,819,000     $   4,501,000
                                                                        =============     ============     =============



                            SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Balance of note payable assumed by buyer............................    $   5,922,000                -                 -
                                                                        =============            =====             =====




                       See notes to financial statements.
                                       21

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership


                          NOTES TO FINANCIAL STATEMENTS


1.    Organization and Summary of Significant Accounting Policies

      Organization - Metric Partners Growth Suite Investors, L.P., a California Limited Partnership (the "Partnership"), was organized under the laws of the State of California to acquire, hold for investment, manage, and ultimately sell, all-suite, extended stay hotels which are a franchise of the Residence Inn by Marriott, Inc. The managing general partner is Metric Realty, an Illinois general partnership. The Associate General Partner of the Partnership is GHI Associates II, L.P., a California Limited Partnership, of which Metric Realty is the general partner and Prudential-Bache Properties, Inc., a wholly-owned subsidiary of Prudential Securities Group Inc., is the limited partner. Metric Realty is owned by Metric Holdings, Inc. and Metric Realty Corp. Metric Realty Corp. is the Managing Partner of Metric Realty. The Partnership was organized on June 28, 1984 and commenced operations on April 14, 1988. Capital contributions of $59,932,000 ($1,000 per assignee unit) were made by the limited partners.

      New Accounting Pronouncement - In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets during the holding period are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership will adopt Statement No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

      Fair Value of Financial Instruments - In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. Fair value is a subjective measurement based on assumptions and market data. The carrying amounts of cash and cash equivalents, restricted cash, receivables and obligations under accounts payable and accrued expenses approximate their fair value. An estimate of the fair value of the Partnership's notes payable and related accrued interest requires the use of discounted cash flow analysis based on the current market rate for similar types of borrowing arrangements. The carrying amounts of the Partnership's notes payable approximate their fair value.

      Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Cash and Cash Equivalents - The Partnership considers all highly liquid investments, primarily commercial paper, with an original maturity date of three months or less at the time of purchase to be cash equivalents.

      Cash Investments - Cash investments include all cash investments not considered cash or cash equivalents. There were no cash investments at December 31, 1995 or 1994.

      Restricted Cash - Restricted cash consists of amounts related to the sale of the Residence Inn - Atlanta (Perimeter West) which were deposited into an escrow account. See Note 6.

      Credit Risk - Financial instruments which potentially subject the Partnership to concentrations of credit risk include cash and cash equivalents and restricted cash. The Partnership places its cash deposits and temporary cash investments with creditworthy, high-quality financial institutions. The concentration of such cash deposits and temporary cash investments is not deemed to create a significant risk to the Partnership.

      Properties and Improvements - Properties and improvements are stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow a continued hold of the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow a continued hold of the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. In the absence of the above circumstances, properties and improvements are stated at cost. Acquisition fees are capitalized as a cost of properties and improvements. Certain payments received from the sellers pursuant to performance guarantee agreements in excess of the hotel's net operating income are applied as a reduction of the cost of the related hotel.

      Depreciation - Depreciation is computed by the straight-line method over estimated useful lives of 30 years for buildings and improvements and six years for furnishings.

      Deferred Financing Costs - Financing costs are deferred and amortized as interest expense over the lives of the related loans, which are three to ten years, or expensed, if financing is not obtained.

      Deferred Franchise Fees - Franchise fees, paid in connection with the acquisition of the Residence Inns, are deferred and amortized over the remaining lives of the franchise agreements which range from ten to fifteen years.

      Net  Income  (Loss) Per  Limited  Partnership  Assignee  Unit - Net income
(loss) per limited partnership  assignee unit is computed by dividing net income
(loss) allocated to the limited partners by 59,932 assignee units.

      Income Taxes - No provision for Federal and state income taxes has been made in the financial statements because income taxes are the obligation of the partners.

      Reclassification - Certain prior years' amounts have been reclassified to conform to the 1995 presentation.

2.    Transactions With the Managing General Partner and Affiliates

      In accordance with the Partnership agreement, the Partnership is charged by the managing general partner and affiliates for services provided to the Partnership. The amounts are as follows:

                                            1995           1994           1993
                                            ----           ----           ----

Partnership management fees ............  $160,000       $160,000       $160,000
Reimbursement of expenses ..............   250,000        230,000        294,000
                                          --------       --------       --------

Total ..................................  $410,000       $390,000       $454,000
                                          ========       ========       ========

      Reimbursement of expenses include partnership accounting, professional services and investor services.

      In accordance with the Partnership agreement the general partners are allocated their two percent continuing interest in the Partnership's net income or loss and cash distributions. In addition, in both 1994 and 1993 the general partners were allocated gross income of $245,000 in accordance with and calculated pursuant to the Partnership agreement. However, beginning in 1995, due to the general partners equity account balance, the Partnership adjusted and limited the income allocation to the general partners to amounts equal to their two percent continuing interest in cash distributions.

      The general partners were allocated taxable gain and loss in accordance with the Partnership agreement.

3.    Properties and Improvements

      Hotel properties and improvements at December 31, 1995 and 1994 are summarized as follows:

                                                    1995               1994
                                                    ----               ----

Land .......................................   $  9,358,000        $ 12,276,000
Buildings and improvements .................     61,487,000          66,376,000
Furnishings ................................     17,040,000          17,561,000
                                               ------------        ------------

Total ......................................     87,885,000          96,213,000
Accumulated depreciation ...................    (28,935,000)        (28,008,000)
                                               ------------        ------------

Net properties and improvements ............   $ 58.950.000        $ 68,205,000
                                               ============        ============

4.    Notes Payable

      The Partnership has one or more notes payable associated with each property. Individual properties are pledged as collateral for the related notes payable. The notes are generally payable monthly and require balloon payments in 1998. Interest rates on the notes are fixed at December 31, 1995 and range from 8 percent to 10.25 percent. Certain of the notes have been discounted over their term to yield interest at 10.15 to 10.5 percent per annum. Discount amortization was $124,000, $114,000 and $191,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

      Each note for the six Residence Inns acquired in June 1988 (with a total net book value of $29,505,000 at December 31, 1995) provides for cross-collateralization to all of these properties. The principal amount of all six notes was $18,739,000 at December 31, 1995. The Residence Inn - Nashville (Airport) note payable with an original balance of $9,250,000 wraps an existing loan which had a balance of approximately $9,336,000 at the time the Partnership acquired the property.

      Principal payments at December 31, 1995 are required as follows:

1996.............................................................. $    353,000
1997..............................................................      375,000
1998..............................................................   42,257,000
Unamortized discount..............................................     (316,000)
                                                                   -------------

Total............................................................. $ 42,669,000
                                                                   =============

     Amortization of deferred financing costs totaled $50,000, $70,000 and $70,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

5.    Minimum Future Rental Commitments

      One property, the Residence Inn-Nashville (Airport), is utilized through a land lease which provides for lease payments of $100,000 per annum for the first ten years, plus an additional $50,000 per annum until the purchase money note to the seller is paid in full. The $50,000 is payable in equal monthly installments with payment of the balance being subordinated to returns to the Partnership. Furthermore, up to $210,000 of the balance of the ground lease can, and has been, applied by the Partnership as an offset under a guarantee agreement. The portion of the accrued rent not paid currently accrues interest at a rate of ten percent per annum, compounded annually. Furthermore, the lease provides for additional payments based on 1.8% of the revenues of the hotel.

      Beginning in the eleventh lease year, the annual lease payment is adjusted every five years with the payment based on application of the then current ten-year United States Treasury Bond rate of interest, to a valuation of the land at the higher of its then fair market value or the option price in the lease. The lease extends through May 25, 2049 and contains an option to purchase the fee interest in the land.

      Rental expense (including the 1.8% of revenues) for this lease was $219,000, $214,000 and $211,000 in 1995, 1994 and 1993.

6.    Sale of Property

      The Partnership sold the Residence Inn-Atlanta (Perimeter West) on October 3, 1995. The net sales price was $11,350,000 after deducting $300,000 that was deposited into an escrow account (the "Shortfall Guaranty Account"). The Partnership has guaranteed certain income levels to the buyer for the years from 1996 through 1998. To the extent these income levels are not attained, the buyer will receive the deficiency, up to the maximum $300,000, from the Shortfall Guaranty Account. Any unused funds in the Shortfall Guaranty Account at December 31, 1998, will be returned to the Partnership together with interest. Gain on sale of $300,000 has been deferred until the contingency has been removed.

      The buyer assumed the existing loan with a balance of $5,922,000. After payment of expenses of sale, the proceeds to the Partnership are approximately $5,384,000. Of that amount, $107,000, representing state real property withholding taxes due on the gain on sale, was paid to the State of Georgia and recorded as cash distributions to partners from sale in these financial statements because such taxes are the obligation of the partners.

7.    Legal Proceedings

      Metric Partners Growth Suite Investors, L.P. vs. Kenneth E. Nelson, The Nelson Group, et al., San Francisco County Superior Court, Case No. 928065 (the "SF Lawsuit). [This lawsuit is related to the other proceedings described below. Terms defined in the description of one case may be used in the description of the other cases.]

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

      Following this ruling, the Partnership has attempted to negotiate and enter into a settlement agreement and a land purchase agreement and related agreements (the "Settlement Documents") among itself and Nelson and NLC and another Nelson entity, 2300 Elm Hill Pike, Inc. ("2300"). To date, these parties have not been able to reach agreement on all issues relating to the Settlement Documents. Since June 1994, numerous appearances before the Court have been made in an effort to resolve all issues regarding the Settlement Documents, but as of the date hereof, the Settlement Documents have not been completed or executed.

      In July 1994, the Court in the Nashville Case I, discussed below, ruled that the Hotel had been fraudulently conveyed to NLC by 2300 in 1986 and voided the conveyance. Orlando may attempt to execute judgements against Nelson, NLC and 2300 on the Land, which could deprive the Partnership of the benefits of the SF Settlement. There is also some risk that consummation of the SF Settlement, which would result in ownership of the Hotel and the Land being combined in the Partnership while the Land may be subject to the lis pendens filed by Orlando and/or other liens and judgements related to Nashville Case I, may adversely affect the Partnership's equity interest in the Hotel. However, the Partnership does not believe that consummation of the SF Settlement will have a material adverse effect on the Partnership or on its equity interest in the Hotel.

      Orlando Residence Ltd. vs. Metric Partners Growth Suite Investors, L.P. et al., Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 92-3086-III ("Nashville Case I")

      2300 was the original owner of the Hotel (including the Land). In 1985, 2300's shareholders severed their business relationships and 2300 executed a promissory note (the "Note") in favor of Orlando. 2300 defaulted on the Note and in March 1990 Orlando obtained a judgement against 2300 on the Note. 2300 conveyed its interest in the Hotel (including the Land) to NLC in 1986. In April 1989, NLC sold the Hotel and leased the Land to the Partnership.

      In October 1992, Orlando filed this lawsuit against Nelson and NLC and 2300, and the Partnership, alleging that the sale of the Hotel and the Land by 2300 to NLC in 1986 and NLC's subsequent sale of the Hotel and lease of the Land to the Partnership in 1989 were fraudulent conveyances, intended to hinder Plaintiff's recovery of its Note judgement against 2300. In August 1993, the Court dismissed this action against the Partnership. Orlando has previously stated that it will appeal this judgement for the Partnership.

      The Partnership cross-claimed against NLC, Nelson and 2300 for indemnity and breach of representations and warranties under the purchase and sale agreement between NLC and the Partnership. In April 1995, the Court awarded judgement to the Partnership against NLC and 2300 for a portion of the Partnership's legal fees in this case.

      In July 1994, the Court ruled that the sale of the Hotel by 2300 to NLC had been a fraudulent conveyance and voided this conveyance. In September 1994, the Court entered judgement against Nelson, NLC and 2300 for approximately $500,000. These rulings do not directly adversely affect the equity interest of the Partnership in the Hotel or its leasehold interest in the Land. In September 1995, punitive damages of $850,000 against Nelson, NLC and 2300 were awarded to Orlando. Although the defendants have appealed these judgements, they became final on December 1, 1995.

      In January 1996, NLC filed a petition with the U.S. Bankruptcy Court in Milwaukee, Wisconsin, for reorganization under Chapter 11 of the Bankruptcy Code. In connection with this filing, the Partnership filed an interpleader action against NLC and Orlando (which had garnished payments due to NLC from the Partnership) and the holder (the "Lender") of the underlying mortgage on the Hotel (the "Underlying Mortgage"), asking the Court to determine which parties were entitled to receive payments to be made by the Partnership to NLC under the ground lease (the "Lease") of the Land and the promissory note (the "Wrap Note") held by NLC which "wraps around" the Underlying Mortgage. All payments due to NLC under the Lease and the Wrap Note from the filing of this action through February 1996 were paid into the clerk of the Bankruptcy Court.

      In February 1996, the Bankruptcy Court granted motions to dismiss the reorganization proceeding filed by Orlando and the Lender. Following this dismissal, in late February 1996, the parties to the interpleader action filed by the Partnership stipulated, and the Bankruptcy Court subsequently ordered, that all payments theretofore paid into the clerk of the Bankruptcy Court pursuant to the Wrap Note and all payments due under such Note on March 1, 1996 and in the future, to the extent such payments constituted payments due under the Underlying Mortgage, would be paid directly to the Lender until further order to the contrary by the Bankruptcy Court. The parties were asked by the Bankruptcy Court to present their arguments as to the disposition of payments due under the Lease and the portion of the Wrap Note payments to be retained by NLC. These payments due for March 1996 were paid by the Partnership into the clerk of the Bankruptcy Court and are to continue to be so paid until further order to the contrary by the Bankruptcy Court. The interpleader action will have no economic effect on the Partnership since the action relates only to amounts owed by the Partnership to NLC.

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

      Orlando has filed an action against 2300 and NLC in the Davidson County Chancery Court to attempt to execute on its judgement against Nelson, NLC and 2300 in Nashville Case I by subjecting the Land to sale. In May 1995, 2300 and NLC filed a third-party complaint against the Partnership, alleging it had refused to purchase the Land as required by the SF Settlement. 2300 and NLC claim as damages against the Partnership 2300 and NLC's costs in defending Nashville Case I and Nashville Case II and indemnification for any loss resulting from the claims of Orlando, among other claims of damage.

      In September 1995, the Court dismissed this action by Orlando against 2300 and NLC for lack of standing. However, the Court refused to dismiss the third-party action against the Partnership. In February 1996, the Court granted a motion filed by 2300 and NLC for partial summary judgement, ruling that the Partnership had breached the SF Settlement. The action will continue to determine damages and other issues. The Partnership does not believe it breached the SF Settlement and will appeal this ruling at an appropriate time. In any event, it does not believe that any damages it might ultimately be required to pay in this action will have a material adverse effect on the Partnership.

      The ultimate disposition of these lawsuits cannot be predicted at this time; however, based solely on the facts known to it as of the date hereof, the Partnership does not believe the lawsuits will have a material adverse effect on the Partnership.

8.    Reconciliation to Income Tax Method of Accounting

      The differences  between the method of accounting for income tax reporting and the accrual  method of accounting  used in the financial  statements  are as follows:
                                                                 1995            1994            1993
                                                                 ----            ----            ----
Net income (loss) - financial statements...................   $3,344,000       $(947,000)     $(2,138,000)
Differences resulted from:
   Gain on sale of property................................      281,000              --               --
   Depreciation............................................      (95,000)        166,000          949,000
   Amortization of notes payable discount..................      124,000         114,000          191,000
   Interest................................................      (17,000)        (33,000)        (181,000)
   Other...................................................     (141,000)        (65,000)        (116,000)
                                                              ----------      ----------      -----------

Net income (loss) - income tax method......................   $3,496,000       $(765,000)     $(1,295,000)
                                                              ==========       =========      ===========

Taxable income (loss) per limited partnership assignee unit
 after giving effect to the allocation to the general
 partners..................................................          $53            $(17)            $(25)
                                                                     ===            ====             ====

Net assets and liabilities - financial statements..........  $25,250,000     $23,848,000      $26,630,000
Cumulative differences resulted from:
   Gain on sale of property................................      300,000              --               --
   Depreciation............................................      651,000         827,000          661,000
   Amortization of notes payable discount..................    2,211,000       2,087,000        1,973,000
   Interest................................................   (2,205,000)     (2,186,000)      (2,153,000)
   Capital account adjustment..............................    5,993,000       5,993,000        5,993,000
   Other...................................................       53,000         130,000          195,000
                                                           -------------    ------------      -----------

Net assets and liabilities - income tax method.............  $32,253,000     $30,699,000       $33,299,000
                                                             ===========     ===========       ===========

9.    Subsequent Event

      Effective January 1, 1996, the Partnership executed re-negotiated contracts with Marriott for the management of six of the hotels already under contract with Mariott. Furthermore, in exchange for such re-negotiated contracts, the Partnership executed new agreements with Mariott for the management of the Residence Inns located in Altamonte Springs, Nashville and Ontario. Overall, the transaction is expected to reduce fees, relatively, as well as the length of the contract terms.

                                                                                                              SCHEDULE III
                                                METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                                                     a California Limited Partnership

                                                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                            December 31, 1995

COLUMN                COLUMN        COLUMN            COLUMN                 COLUMN                       COLUMN    COLUMN    COLUMN
     A                   B             C                 D                      E                             F        G         H

                                               Cost Capitalized
                                  Initial Cost    Subsequent       Gross Amount at Which
                                 to Partnership to Acquisition Carried at Close of Period(1)
                                 -------------- -------------- -----------------------------
                                                                                                            Accumu-   Date
                                                   Buildings                            Buildings            lated     of      Date
                                                     and                                   and              Deprecia-  Con-     of
                                  Encum-           Improve-   Improve-   Carrying        Improve-             tion    struc-  Acqui-
Description                      brances(5)  Land    ments     ments     Costs     Land    ments   Total(2)  (3)(4)    tion   sition
-----------                      ----------  ----    -----     -----      -----    ----    -----   --------  ------    ----   ------

                                                  (Amounts in thousands)
HOTELS:
Residence Inn-Ontario
   Ontario, California ..........  $ 9,003  $ 3,338  $13,555  $ 1,232  $  (775)  $ 3,185  $14,165  $17,350  $ 5,052  2/86    4/29/88

Residence Inn-Columbus (East)
   Columbus, Ohio ...............    2,673      587    5,277      908     (176)      571    6,025    6,596    2,438  1986    6/17/88

Residence Inn-Fort Wayne
   Fort Wayne, Indiana ..........    2,801      595    5,541      693     (229)      573    6,027    6,600    2,334  1985    6/17/88

Residence Inn-Indianapolis
   Indianapolis, Indiana ........    3,250      996    6,128    1,143     (167)      973    7,127    8,100    2,832  1984    6/17/88

Residence Inn-Lexington                                                                                              11/85 &
   Lexington, Kentucky ..........    3,161      799    6,114      978      (92)      787    7,012    7,799    2,638  3/86(6) 6/17/88

Residence Inn-Louisville
   Louisville, Kentucky .........    3,649    1,093    6,880    1,198     (164)    1,070    7,937    9,007    3,180  1984    6/17/88

Residence Inn-Winston-Salem
   Winston-Salem,
   North Carolina ...............    3,205      669    6,341      720     (132)      657    6,941    7,598    2,773  1986    6/17/88

Residence Inn-Nashville (Airport)
   Nashville, Tennessee .........    8,703     --     11,416    2,041     (525)     --     12,932   12,932    4,255  1/85    5/26/89

Residence Inn-Altamonte Springs
 Altamonte Springs,                                                                                                  1985 &
   Florida ......................    6,224    1,594    9,862      797     (350)    1,542   10,361   11,903    3,433  1988(7) 3/16/90
                                   -------  -------  -------  -------  -------   -------  -------  -------  -------

TOTAL                              $42,669  $ 9,671  $71,114  $ 9,710  $(2,610)  $ 9,358  $78,527  $87,885  $28,935
                                   =======  =======  =======  =======  =======   =======  =======  =======  =======






                             See accompanying notes.

                                                                                              SCHEDULE III


                                   METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                         A California Limited Partnership

                                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 December 31, 1995

NOTES:

(1)   The aggregate cost for Federal income tax purposes is $88,103,000.
(2)   Balance, January 1, 1993................................................................$ 93,576,000
      Capital Improvements...................................................................    1,189,000
                                                                                              ------------

      Balance, December 31, 1993..............................................................  94,765,000
      Capital Improvements...................................................................    1,448,000
                                                                                              ------------

      Balance, December 31, 1994..............................................................  96,213,000
      Cost of property and improvements sold.................................................. (10,491,000)
      Capital Improvements...................................................................    2,163,000
                                                                                              ------------

      Balance, December 31, 1995..............................................................$ 87,885,000
                                                                                              ============
(3)   Balance, January 1, 1993................................................................$ 18,998,000
      Additions charged to expense...........................................................    4,857,000
                                                                                              ------------

      Balance, December 31, 1993..............................................................  23,855,000
      Additions charged to expense............................................................   4,153,000
                                                                                              ------------

      Balance, December 31, 1994..............................................................  28,008,000
      Accumulated depreciation on property and improvements sold..............................  (2,533,000)
      Additions charged to expense...........................................................    3,460,000
                                                                                              ------------

      Balance, December 31, 1995..............................................................$ 28,935,000
                                                                                              ============

(4)   Depreciation is computed on lives ranging from six to 30 years.

(5)   Encumbrances are shown net of a discount of $316,000.

(6)   Completed in stages from November 1985 to March 1986.

(7)   Construction completed in two phases.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      The information called for by this item is incorporated herein by reference to the Registrant's Current Report on Form 8-K filed September 14, 1994 (Commission File No. 0-17660).

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. For informational purposes only, the following are the names and additional information relating to the directors and executive officers of Metric Realty Corp., the managing partner of Metric Realty, the managing general partner of the Partnership which also provides asset management services to the Partnership, and Metric Holdings, Inc., the only other partner of Metric Realty.

      (a)  Directors

Robert A. Fiddaman
Director, President and Chief Executive Officer, Metric Realty Corp.

      Mr. Fiddaman, age 58, has served as a director of the general partner managing Metric Realty since March 1988 and was Executive Vice President, Institutional Investments, of such general partner from March 1988 to December 1993 when he became President and Chief Executive Officer of such general partner, i.e., Metric Realty Corp. Mr. Fiddaman was also a director of the other partner of Metric Realty from June 1990 to December 1992. Since February 1994, he has been Chairman of the Board, President and Chief Executive Officer of Metric Income Trust Series, Inc., a publicly-held real estate investment trust, of which Metric Realty is the Advisor. He was an officer of Fox Capital Management Corporation ("FCMC") from 1979 to March 1993, and, since 1985, has been a partner (or since December 1993, a limited partner of a limited partnership which is a partner) of Fox Realty Investors. FCMC and Fox Realty Investors are real estate investment management companies which serve directly or indirectly as general partner for 24 publicly-held real estate limited partnerships. Mr. Fiddaman is a licensed real estate broker and has served as President of the Bay Area Mortgage Association and President of the Northern California Mortgage Bankers Association.

Ralph F. Verni
Chairman of the Board, Metric Realty Corp.; Chairman of the Board, President and Chief Executive Officer, Metric Holdings, Inc.

      Mr. Verni, age 53, was elected to his positions with Metric Realty Corp. and Metric Holdings, Inc. in March 1993. He joined State Street Research and Management Company ("State Street Research"), a subsidiary of Metropolitan Life, in 1992 as Chairman and Chief Executive Officer and became President in January 1993. He also serves as Chairman of Metropolitan Asset Management Company, a wholly-owned subsidiary of MetLife which in turn serves as a holding company for several of Metropolitan Life's investment and financial subsidiaries. Mr. Verni also serves as Chairman of the Board of Metropolitan Securities, Inc., a wholly-owned broker/dealer of Metropolitan Life which serves as the distributor for mutual funds sold by Metropolitan Life representatives. He is a director of 10 registered investment companies in the State Street Research Fund complex which are managed by State Street Research or an affiliate. Mr. Verni is a member of the Board of Directors of the CML Group, Inc., a publicly-traded company. In addition, Mr. Verni is a member of the Advisory Committee for the MIT Center for Real Estate Development and a member of the Colgate University Board of Trustees and its Finance Committee. Prior to joining State Street Research, Mr. Verni was President and Chief Executive Officer of New England Investment Companies, a holding company for the real estate, investment management, and broker/dealer subsidiaries of New England Mutual Life Insurance Company ("The New England"), and was also the Chief Investment Officer and a director of The New England. Prior to joining The New England in 1982, Mr Verni spent 16 years with The Equitable Life Assurance Company in senior investment management positions. He holds a Bachelor's Degree from Colgate University and a Master's Degree in Business Administration from Columbia University. He is also a Chartered Financial Analyst.

Gerard P. Maus
Director, Metric Realty Corp. and Metric Holdings, Inc.

      Mr. Maus, age 44, was elected as a director of Metric Realty Corp. and Metric Holdings, Inc. in March 1993. He joined State Street as Executive Vice President, Chief Financial Officer and Chief Administrative Officer in February 1993. Prior to joining State Street, Mr. Maus served since 1983 as a financial officer of New England and its subsidiary, New England Investment Companies ("NEIC"), most recently as Executive Vice President and Chief Financial Officer of NEIC from 1990 to January 1993. Prior to holding these positions, Mr. Maus held financial positions with Bank of New England, Coopers & Lybrand, and Liberty Mutual Life Insurance Company. He received a Bachelor of Arts Degree in Business Administration from Rutgers University in 1973 and is a Certified Public Accountant.


      (b)  Executive Officers

Margot M. Giusti
Executive Vice President, Finance and Administration, and Chief Financial Officer, Metric Realty Corp.; Executive Vice President, Chief Financial Officer, Metric Holdings, Inc.

      Mrs. Giusti, 43, has served as Chief Financial Officer of the partner managing Metric Realty since March 1988 and as head of Administration since August 1990. She has also held the same positions with the other partner of Metric Realty since December 1992. From 1980 to 1988, she was employed by Fox Realty Investors or an affiliate in various financial positions. She graduated from the University of San Francisco in 1974 with a Bachelor of Science Degree in Business Administration. From 1974 until 1979, Mrs. Giusti was employed on the audit staff of Deloitte Haskins & Sells. From 1979 until 1980, Mrs. Giusti was controller of Wallbangers, Inc. She is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Michael J. Hoffmann
Executive Vice President, National Acquisitions Director, Metric Realty Corp.

      In April 1994, Michael J. Hoffmann, age 35, joined Metric Realty as Executive Vice President, National Acquisitions Director. In that capacity, he is responsible for all acquisitions for Metric clients, and supervises all acquisition personnel. Prior to joining Metric Realty, Mr. Hoffmann had been Vice President of Acquisitions for AMB Institutional Realty Advisors since 1989. He is also an attorney and was engaged in the practice of real estate law from 1984 to 1989. He is a member of the State Bars of California, Texas and Wisconsin. Mr. Hoffmann received a Bachelor of Arts in 1982, and a Master's Degree in Real Estate Appraisal and Investment Analysis and a Doctorate of Jurisprudence in 1985, from the University of Wisconsin.

Herman H. Howerton
Executive Vice President, General Counsel and Secretary, Metric Realty Corp. and Metric Holdings, Inc.

      Mr. Howerton, age 52, has served as General Counsel with the partner managing Metric Realty since 1988. He has held the same positions with the other partner of Metric Realty since December 1993 and has been Secretary of these corporations since March 1993. From 1984 to 1988, he was employed by FCMC in various legal positions. He was employed by Cushman & Wakefield in commercial leasing from 1983 to 1984. Prior to that, from 1972 to 1982, Mr. Howerton held various positions with Itel Corporation, including those of Vice President-Administration and Vice President, General Counsel and Secretary. He received a Bachelor of Arts Degree from California State University at Fresno in 1965 and a Juris Doctorate Degree from Harvard Law School in 1968. He is a member of the State Bar of California and a licensed California real estate broker.

James S. Keagy
Executive Vice President, Director of Investment Services, Metric Realty Corp.

      Mr. Keagy, age 36, joined Metric Realty in July, 1995 and is in charge of all investment services for Metric Realty, including marketing investment programs and advisory services to pension plans and other tax-exempt entities. Prior to joining Metric Realty, Mr. Keagy had been a senior executive of Aldrich Eastman Waltch ("AEW"), a real estate investment advisor, since 1989. His responsibilities at AEW included business and product development and asset management. From 1982 to 1989, he worked in the real estate department of Thomson McKinnon Securities in New York, serving as the Associate Director of the department from 1985 to 1989. His responsibilities included raising capital for real estate investments, acquisitions and asset management. Mr. Keagy received a Bachelor of Science Degree from Yale College in 1980 and a Master's Degree in Business Administration-Marketing and Real Estate from Harvard University in 1982.

Ronald E. Zuzack
Executive Vice President, Director of Portfolio Services, Metric Realty Corp.

      Mr. Zuzack, age 52, has been in charge of Portfolio Services for the partner managing Metric Realty since March 1988. From 1981 to 1988, he was employed by FCMC in various asset management positions. Prior to 1981 he was employed by Union Bank as Vice President/Manager Real Estate, Sacramento Region, and acted as Vice President, Development and Property Management while employed by Inter-Cal Real Estate Corporation. He received his Bachelor of Science Degree and Master's Degree in Business Administration from the University of Missouri. Mr. Zuzack also attended the School of Mortgage Banking at Northwestern University.

Item 11.  Executive Compensation.

      The Partnership does not pay or employ any directors or officers. Compensation to the directors and officers of Metric Realty Corp., the managing partner of Metric Realty (the managing general partner of the Partnership), is paid by Metric Realty or its affiliates and is not related to the results of the Partnership.

      The Partnership has not established any plans pursuant to which plan or non-plan compensation has been paid or distributed during the last fiscal year or is proposed to be paid or distributed in the future, nor has the Partnership issued or established any options or rights relating to the acquisition of its securities or any plan relating to such options or rights. However, Metric Realty is expected to receive certain allocations, distributions and other amounts pursuant to the Partnership's limited partnership agreement. In addition, included in the expense reimbursements made to such general partner or affiliates by the Partnership is an allocation for a portion of the compensation (including employee benefit plans) paid to personnel rendering asset management services to the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      There is no person known to the Partnership who owns beneficially or of record more than five percent of the voting securities of the Partnership. Neither the Partnership's managing general partner nor affiliates of the Partnership's managing general partner have contributed capital to the Partnership.

      The Partnership is a limited partnership and has no officers or directors. The managing general partner has discretionary control over most of the decisions made by or for the Partnership in accordance with the terms of the Partnership Agreement. Each of the directors and officers of the Partnership's managing general partner, and all of these individuals as a group, own less than one percent of the Partnership's voting securities.

      There are no arrangements known to the Partnership, the operations of which may, at a subsequent date, result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.

      None; except that the Partnership in 1995 paid and in 1996 will pay fees and expense reimbursements to Metric Realty for services provided to the Partnership. See the Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933, which is incorporated by reference herein, and Note 2 to the Financial Statements in Item 8. All of the individuals listed in Item 10 above are officers and employees of and receive compensation from Metric Realty or an affiliate.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1., 2. and 3. See Item 8 of Form 10-K for Financial Statements for the Partnership, Notes thereto, and Financial Statement Schedules. (A table of contents to Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

(b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this Report other than the Form 8-K Report filed on October 3, 1995, reporting the disposition of an asset. On February 27, 1996, the Form 8-K was subsequently amended to include additional information concerning the disposition of the Residence Inn - Atlanta (Perimeter West).

(c)   List of Exhibits (numbered in accordance with Item 601 of Regulation S-K):

      3.1 Amended and Restated Limited Partnership Agreement of the Partnership. Incorporated by reference to Post- Effective Amendment No. 3 to the Partnership's Form S-11 Registration Statement filed with the Commission on July 14, 1989.

      4.1 Assignment agreement among the Partnership, Metric Realty, and Metric Assignor, Inc. on behalf of all holders of limited partnership assignee units. Incorporated by reference to Post-Effective Amendment No. 3 to the Partnership's Form S-11 Registration Statement filed with the Commission on July 14, 1989.

      10.1 Lease between Nashville Lodging Company and the Partnership dated April 24, 1989, as amended by Amendment to Lease dated as of April 15, 1990.

(d) Financial Statement Schedules, if required by Regulation S-K, are included in Item 8.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT

                                   METRIC PARTNERS GROWTH SUITE INVESTORS, L.P., a California Limited Partnership

                                   By: Metric Realty,
                                       an Illinois general partnership,
                                       its Managing General Partner

                                                   By:  Metric Realty Corp.,
                                                        a Delaware corporation,
                                                        its managing partner


                                                   By:  /s/ Robert A. Fiddaman
                                                       -----------------------
                                                       Robert A. Fiddaman
                                                       President and
                                                       Chief Executive Officer,
                                                       Metric Realty Corp.

                                                   Date: March 25, 1996
                                                         --------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By: /s/ Robert A. Fiddaman                   By: /s/ Ralph F. Verni
    ----------------------                       ------------------
   Robert A. Fiddaman                            Ralph F. Verni
   Director, President and Chief Executive       Chairman of the Board,
   Officer, Metric Realty Corp.                  Metric Realty Corp;
                                                 Chairman of the Board,
                                                 President and Chief
                                                 Executive Officer,
                                                 Metric Holdings, Inc.



By: /s/ Margot M. Giusti                      By:  /s/ Gerard P. Maus
    --------------------                           ------------------
    Margot M. Giusti                               Gerard P. Maus
    Principal Financial and Accounting Officer     Director, Metric Realty Corp.
    of Metric Realty; Executive Vice President,    and Metric Holdings, Inc.
    Finance and Administration, and Chief
    Financial Officer, Metric Realty Corp.;
    Executive Vice President, Chief Financial
    Officer, Metric Holdings, Inc.




Date: March 25, 1996
      --------------
                                       35