Form 10-Q
period 1996-03-31
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 1996-05-15
CIK 800730

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

_X_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996

                                       OR

___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from ____________________to___________________

        Commission file number 0-17660


                                 METRIC PARTNERS
                          GROWTH SUITE INVESTORS, L.P.,

                        a California Limited Partnership
             (Exact name of Registrant as specified in its charter)



           CALIFORNIA                                     94-3050708
- - ----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

      One California Street
    San Francisco, California                             94111-5415
- - ----------------------------------------    ------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:(415) 678-2000
                                                   (800) 347-6707 in all states

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                           BALANCE SHEETS (UNAUDITED)



                                                 March 31,     December 31,
                                                   1996            1995
                                                   ----            ----


                                     ASSETS

CASH AND CASH EQUIVALENTS                      $ 10,683,000    $ 10,248,000
RESTRICTED CASH                                     306,000         302,000
ACCOUNTS RECEIVABLE                               1,272,000       1,034,000
PREPAID EXPENSES AND OTHER ASSETS                   249,000         196,000

PROPERTIES AND IMPROVEMENTS                      88,062,000      87,885,000
ACCUMULATED DEPRECIATION                        (29,689,000)    (28,935,000)
                                               ------------    ------------

NET PROPERTIES AND IMPROVEMENTS                  58,373,000      58,950,000

DEFERRED FINANCING COSTS                            113,000         127,000
DEFERRED FRANCHISE FEES                             204,000         214,000
                                               ------------    ------------

TOTAL ASSETS                                   $ 71,200,000    $ 71,071,000
                                               ============    ============

                        LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE                               $  1,896,000    $  1,022,000
ACCRUED PROPERTY TAXES                              377,000         391,000
ACCRUED INTEREST                                    307,000         344,000
OTHER LIABILITIES                                 1,235,000       1,095,000
DEFERRED GAIN ON SALE OF PROPERTY                   300,000         300,000
NOTES PAYABLE                                    42,612,000      42,669,000
                                               ------------    ------------

TOTAL LIABILITIES                                46,727,000      45,821,000
                                               ------------    ------------

PARTNERS' EQUITY (DEFICIENCY):
 GENERAL PARTNERS                                   100,000         100,000
 LIMITED PARTNERS (59,932 units outstanding)     24,373,000      25,150,000
                                               ------------    ------------

TOTAL PARTNERS' EQUITY                           24,473,000      25,250,000
                                               ------------    ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY         $ 71,200,000    $ 71,071,000
                                               ============    ============

                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                      For the Three Months Ended
                                                               March 31,
                                                               ---------

                                                          1996          1995
                                                          ----          ----

REVENUES:
Hotel operations                                     $ 5,407,000    $ 6,043,000
Interest and other                                       112,000         76,000
                                                     -----------    -----------

Total revenues                                         5,519,000      6,119,000
                                                     -----------    -----------

EXPENSES:
Hotel operations:
   Rooms                                               1,138,000      1,181,000
   Administrative                                        696,000        747,000
   Marketing                                             625,000        589,000
   Energy                                                347,000        363,000
   Repair and maintenance                                325,000        320,000
   Management fees                                       199,000        312,000
   Property taxes                                        191,000        219,000
   Other                                                 240,000        220,000
                                                     -----------    -----------
Total hotel operations                                 3,761,000      3,951,000
Depreciation and other amortization                      764,000        930,000
Interest                                               1,093,000      1,252,000
General and administrative                               219,000        135,000
                                                     -----------    -----------

Total expenses                                         5,837,000      6,268,000
                                                     -----------    -----------

NET LOSS                                             $  (318,000)   $  (149,000)
                                                     ===========    ===========

NET LOSS PER LIMITED PARTNERSHIP ASSIGNEE UNIT       $        (5)   $        (3)
                                                     ===========    ===========

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP
  ASSIGNEE UNIT                                      $         8    $         8
                                                     ===========    ===========



                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

             STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY) (UNAUDITED)
               For the Three Months Ended March 31, 1996 and 1995



                                       General        Limited
                                       Partner        Partners         Total
                                       -------        --------         -----

BALANCE, JANUARY 1, 1996           $    100,000    $ 25,150,000    $ 25,250,000
NET INCOME (LOSS)                         9,000        (327,000)       (318,000)
CASH DISTRIBUTIONS                       (9,000)       (450,000)       (459,000)
                                   ------------    ------------    ------------

BALANCE, MARCH 31, 1996            $    100,000    $ 24,373,000    $ 24,473,000
                                   ============    ============    ============


BALANCE, JANUARY 1, 1995           $    (68,000)   $ 23,916,000    $ 23,848,000
NET INCOME (LOSS)                        57,000        (206,000)       (149,000)
CASH DISTRIBUTIONS                       (9,000)       (450,000)       (459,000)
                                   ------------    ------------    ------------

BALANCE, MARCH 31, 1995            $    (20,000)   $ 23,260,000    $ 23,240,000
                                   ============    ============    ============

                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                      For the Three Months Ended
                                                               March 31,
                                                               ---------

                                                          1996          1995
                                                          ----          ----

OPERATING ACTIVITIES
Net Loss                                             $   (318,000) $   (149,000)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation and amortization                          811,000       957,000
   Changes in operating assets and liabilities:
     Accounts receivable                                 (238,000)     (167,000)
     Prepaid expenses and other assets                    (53,000)      105,000
     Accounts payable, accrued expenses,
       and other liabilities                              963,000       244,000
                                                     ------------  ------------
Net cash provided by operating activities               1,165,000       990,000
                                                     ------------  ------------


INVESTING ACTIVITIES
Capital improvements                                     (177,000)     (441,000)
Restricted cash - increase                                 (4,000)         --
                                                     ------------  ------------
Net cash used by investing activities                    (181,000)     (441,000)
                                                     ------------  ------------


FINANCING ACTIVITIES
Notes payable principal payments                          (90,000)      (91,000)
Cash distribution to partners                            (459,000)     (459,000)
                                                     ------------  ------------
Cash used by financing activities                        (549,000)     (550,000)
                                                     ------------  ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          435,000        (1,000)
Cash and cash equivalents at beginning of period       10,248,000     5,142,000
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 10,683,000  $  5,141,000
                                                     ============  ============


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash during the period              $  1,083,000  $  1,244,000
                                                     ============  ============




                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   Reference to 1995 Audited Financial Statements

     These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 1995 audited financial statements.

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

2.   Transactions with the Managing General Partner and Affiliates

     In accordance with the Partnership Agreement, the Partnership is charged by the managing general partner and affiliates for services provided to the Partnership. The amounts are as follows:

                                                   For the Three Months Ended
                                                            March 31,
                                                            ---------

                                                       1996          1995
                                                       ----          ----

      Partnership management fees                   $ 40,000      $ 40,000
      Reimbursement of administrative expenses        62,000        56,000
                                                    --------      --------

      Total                                         $102,000      $ 96,000
                                                    ========      ========

3.   Net Loss Per Limited Partnership Assignee Unit

     The net loss per limited partnership assignee unit is computed by dividing the net loss allocated to the limited partners by 59,932 assignee units outstanding.

4.   Cash Investments

     The Partnership considers cash investments to be those investments with an original maturity date of more than three months at the time of purchase. There were no cash investments at March 31, 1996.

5.   Legal Proceedings

     The Partnership is a plaintiff and counterclaim defendant in legal proceedings relating to the management agreement at the Residence Inn - Ontario, a defendant in legal proceedings seeking damages for alleged failure to consummate a settlement of the Residence Inn - Ontario case, and a plaintiff and defendant in legal proceedings related to the Residence Inn
     - Nashville; see Part II, Item 1, Legal Proceedings, for a detailed description of these matters.

6.   Subsequent Event

     On April 15, 1996, the Partnership made a payment of approximately $176,000 to the lender of the underlying mortgage of the wrap note on the Residence Inn-Nashville (Airport). The payment was made to cure defaults issued by that lender to the holder of the wrap note for non-payment of the debt and impound payments due on January 1, 1996 and February 1, 1996. See Part II
     Item 1 - Legal Proceedings for further information regarding this matter.

     As a result, the Partnership's note payable balance has been increased by approximately $74,000; however, future monthly debt service payments will be reduced by approximately $2,600 per month and, in addition, payments totaling $50,000 per year are no longer due on the ground lease.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Item should be read in conjunction with Financial Statements and other Items contained elsewhere in this Report.

Properties

     A description of the properties in which the Partnership has an ownership interest, along with the occupancy and room rate data, follows:

                         OCCUPANCY AND ROOM RATE SUMMARY


                                                                                          Average
                                                                   Average                 Daily
                                                                Occupancy Rate           Room Rate
                                                                     (%)                    (%)

                                                                    Three                  Three
                                                                    Months                 Months
                                                      Date          Ended                  Ended
                                                       of          March 31,              March 31,
        Name and Location                   Rooms   Purchase    1996     1995          1996       1995
        -----------------                   -----   --------    ----     ----          ----       ----
Residence Inn - Ontario                      200      04/88       73       82         68.80      67.91
Ontario, California

Residence Inn - Fort Wayne                    80      06/88       92       87         64.61      60.64
Fort Wayne, Indiana

Residence Inn - Columbus (East)               80      06/88       83       90         72.80      65.57
Columbus, Ohio

Residence Inn - Indianapolis (North)          88      06/88       77       77         73.51      69.61
Indianapolis, Indiana

Residence Inn - Lexington                     80      06/88       90       77         63.72      69.36
Lexington, Kentucky

Residence Inn - Louisville                    96      06/88       84       75         79.05      75.61
Louisville, Kentucky

Residence Inn - Winston-Salem                 88      06/88       85       80         71.21      70.28
Winston-Salem, North Carolina

Residence Inn - Nashville (Airport)          168      05/89       67       70         70.80      71.93
Nashville, Tennessee

Residence Inn - Atlanta (1)                  128      10/89       N/A      78         N/A        87.82
(Perimeter West)
Atlanta, Georgia

Residence Inn - Altamonte Springs            128      03/90       87       88         89.89      82.39
Altamonte Springs, Florida


(1) Property was sold in October 1995.

Results of Operations

     Net loss increased $169,000 in the first quarter of 1996 compared to the same period in 1995. The increase in net loss was primarily attributable to the sale of the Partnership's Residence Inn - Atlanta (Perimeter West) in the fourth quarter of 1995 and an increased loss at the Residence Inn-Nashville and decreased income at the Residence Inn- Ontario. Revenues from rooms decreased 10% for the first quarter of 1996, compared to the same period of 1995 primarily due to the loss of income from the Residence Inn - Atlanta which was only partially offset by a 3% increase in room revenues at the Partnership's nine remaining hotels. Hotel operating expenses decreased 5% in comparison to the same period in 1995 primarily as the result of the sale of the Residence Inn - Atlanta. Hotel operating expenses, exclusive of the effect of the sale of the Residence Inn-Atlanta, increased 8% due to a significant increase in expenses incurred at the Residence Inn-Nashville to counteract weak market conditions and to enable the hotel to maintain a competitive position in the challenging operating environment. (See Residence Inn-Nashville, below). Overall management fees expense decreased compared to the first quarter in 1995 for the remaining nine properties due to the restructured agreements with Marriott. Interest and other income increased $36,000 in the first quarter of 1996 compared to the same period in 1995 due to higher cash balances, specifically the proceeds from the sale of the Residence Inn - Atlanta, invested in interest-bearing instruments. Depreciation and amortization decreased $166,000 in the first quarter of 1996 compared to the same period in 1995 due to the sale of one hotel as well as fully depreciated furnishings at certain of the other hotels. General and administrative expenses increased $84,000 in the first quarter of 1996 compared to the same period in 1995 primarily due to increases in legal costs. (See Item
1. of Part II of the Form 10-Q).

     On an ongoing basis, the Partnership monitors the markets where the hotels are located and reviews potential opportunities for the sale of the properties. During the second quarter of 1995, the Partnership initiated discussions with several potential purchasers regarding the sale of the Residence Inn - Atlanta (Perimeter West). After a series of negotiations, the Partnership entered into a contract for sale with a non-affiliated buyer and on October 3, 1995 the sale of the property was recorded. The proceeds from sale have been added to the Partnership's working capital reserve pending consideration and development of a plan regarding the near term capital needs of the nine remaining hotels.

     The following discussion provides information concerning the operations of the Partnership's remaining nine hotels:

     Residence Inn - Ontario: Room revenues declined approximately 9% for the first quarter of 1996 in comparison to the same period of the prior year due to a significant decline in occupancy at the hotel, which was only partially offset by a slight decrease in expenses. Although the local economy continues to improve with new business development and construction activity, the long-term patronage at the hotel has been impacted due to the slowdown in governmental business, which has been curtailed over the past several months as a result of the budget impasse in Washington. Another factor which accounted for the decline in occupancy was the termination of a major client's project which had accounted for over 600 room nights during the first quarter of 1995. Responsive marketing and promotional programs remain in place to improve occupancy and strengthen operational results.

     Residence Inn - Columbus: Room revenues increased 3% for the first quarter of 1996 in comparison to the same period of 1995 due to a significant increase in room rates, while room operating costs decreased 5%. Occupancy at the hotel declined 7% primarily due to severe winter weather, less-than-anticipated patronage from a corporate client, and competition in the marketplace. As additional new competition is anticipated in the marketplace, direct sales efforts have focused on attracting new clientele, while an emphasis continues to be placed on the importance of customer service to retain the existing patronage base.

     Residence Inn - Fort Wayne: Room revenues increased 12% in 1996 in comparison to the same period of 1995, which was only partially offset by a 7% increase in hotel operations expense, primarily for marketing costs. Both occupancy and room rates increased for the period, as the local economy continues to grow with the addition of new business and expansion by local corporations. As several new hotels are scheduled to come on line in 1996, the operator's primary focus is to build and maintain the loyalty of the strong existing client base.

     Residence Inn - Indianapolis (North): A 5% improvement in room revenues for the first quarter of 1996 was primarily attributable to an increase in room rates in comparison to the same period of the prior year and stability in the occupancy rate. Operating expenses remained relatively unchanged as compared to the first quarter of 1995. The local economy remains stable; however, the hotel is expected to experience additional competition as new units are expected to come on line in the market this summer. The hotel operator continues to focus on expanding business with major corporate accounts in an effort to maintain competitive market position.

     Residence Inn - Lexington: Room revenues increased 8% for the first quarter of 1996, which was more than offset by an 18% increase in expenses in comparison to the same period of 1995. Operating expenses increased due to additional costs for marketing programs and due to an insurance deductible of $25,000 relating to a guest accident. The local economy remains stable and unemployment low; however, conditions in the hotel market continue to be competitive as several new properties are scheduled to come on line in 1996. Marketing programs are in place to attempt to retain the existing long-term business and attract new corporate patronage.

     Residence Inn - Louisville: An 18% increase in room revenues for the first quarter of 1996 was attributable to a significant increase in occupancy as well as an escalation in room rates. This increase was only partially offset by a 7% increase in expenses primarily in the categories of room operating and marketing costs. Economic conditions in the area remain stable, although several apartment complexes in the marketplace, which offer corporate units for lease at rates significantly lower than local hotels, continue to provide competition for the Partnership's hotel. Marketing programs including direct mail and telemarketing efforts are in place to increase business activity.

     Residence Inn - Winston Salem: Room revenues increased 9% for the first quarter of 1996 in comparison to the same period of 1995 due to an increase in occupancy and a slight increase in room rates. This increase was offset by a 10% increase in expenses at the hotel, primarily for room operating and marketing costs. The operator has continued a responsive marketing program, including direct sales efforts, to enable the property to retain a competitive position in the challenging local hotel operating environment.

     Residence Inn - Nashville (Airport): A 6% decline in room revenues for the first quarter of 1996 was a result of a decline in occupancy and room rates at the hotel in comparison to the same period of 1995. Hotel operating expenses increased 26% due to significant additional costs incurred for room operating, marketing, administrative and repair and maintenance costs which were necessary to enable the hotel to maintain market position. As a result of these factors, the hotel generated negative project operations for the quarter. Hotel market conditions in Nashville weakened substantially in the first quarter as economic activity slowed due to factors such as the reduction of flights to the area by American Airlines, and postponement of several corporate relocations. In addition, competition remains strong as several new suite hotels have opened in the area, directly competing with the Partnership's Residence Inn. The property has been assessed $123,000 as a result of a sales and use tax audit by the State of Tennessee. The Partnership has filed a complaint with the State and is evaluating its options at this time.

     Residence Inn - Altamonte Springs: Room revenues improved 8% for the first quarter of 1996 due to an increase in room rates, representing the largest increase in the portfolio in comparison to the same quarter of 1995. Hotel operating expenses increased 5% due to an increase in marketing costs. The local economy remains stable and the operator is focusing on maintaining current clients while working to attract new relocation and training business.

     During the second and third quarters of 1995 the Partnership worked with Marriott in an effort to restructure contracts on certain Partnership hotels under their management. An agreement was reached whereby Marriott reduced the overall management fees, as well as the length of the contract terms. In addition, the Partnership is permitted to terminate the contract after a five-year term in connection with a sale of the hotels. A termination fee would be payable if the purchaser were not to continue the Residence Inn by Marriott franchise. In exchange, the Partnership executed new agreements with Marriott for the management of the Residence Inns located in Altamonte Springs, Nashville, and Ontario. Effective January 1, 1996, Marriott manages all nine of the Partnership's remaining hotels.


Partnership Liquidity and Capital Resources

First Quarter of 1996

     As presented in the Statement of Cash Flows, cash was provided by operating activities. Cash was used by investing activities for capital improvements. Cash was used by financing activities for distributions to partners and principal payments on notes payable.

     The results of project operations before capital improvements for the quarter ended March 31, 1996 and 1995 (as shown in the tables on pages 12 and 13) are determined by net income or loss adjusted for non-cash items such as depreciation and amortization and reduced by principal payments made on the notes payable. The project operations before capital improvements is an indication of the operational performance of the property. During the first quarter of 1996, seven of the Partnership's nine remaining hotel properties generated positive project operations before deduction for capital improvements, while the Residence Inn - Nashville (Airport) and the Residence Inn - Lexington experienced negative operations. The Partnership, after taking into account results of project operations before capital improvements, interest income, and general and administrative expenses, on an accrual basis, experienced positive results from operations for the period. Project operations should not be considered as an alternative to net loss (as presented in the financial statements) as an indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. The project operations after capital improvements for any given period may not be indicative of the property's general performance as capital improvements are likely to be made in large amounts associated with renovation programs.

     In the first quarter of 1996, the Partnership spent $177,000 on capital improvements. The majority was spent for room renovations at the Residence Inn - Louisville, doors and entry way improvements at the Residence Inn - Fort Wayne, and for lock upgrades at the Residence Inns - Columbus, Lexington and Louisville. In the remainder of 1996, the Partnership anticipates spending approximately $2,550,000 on capital improvements. These improvements are required to keep the properties competitive in their respective markets and are required under the franchise agreements.

     In accordance with, and as is customary in the management of hotels, a percentage of revenues is placed in capital replacement funds. The capital replacement funds are used to fund on-going capital improvements as well as room or other major renovation programs. In general, the capital replacement funds are being held at the individual properties with additions, generally made monthly, based on revenues and expenditures which are based on approved capital expenditure budgets by the Partnership. Unused funds are being held in interest-bearing accounts. To the extent not available from an individual property's capital replacement fund, a capital improvement or renovation may be funded from the Partnership's working capital reserve.

     The Partnership became aware that on February 12, 1996, a third party made an unsolicited offer, to a large number of unit holders of the Partnership, to purchase up to 1,200 units, representing approximately 2% of the outstanding units, at a price of $205 per unit. Under applicable securities laws, the Partnership was required to notify its investors of the Partnership's views regarding this offer. A letter dated February 15, 1996 was provided to investors in fulfillment of that requirement. It should be noted that the Partnership did not take a position with respect to the offer but rather advised the holders of the assignee limited partnership units to consult their personal financial advisors on the matter, as the desirability of the offer to any unit holder could differ greatly depending upon such unit holder's financial, tax, and other individual circumstances.

     Unit holders were also advised that the Partnership and its Transfer Agent would take such action as the Partnership deemed appropriate to ensure that resale transactions did not result in the termination of the Partnership for tax purposes, cause the Partnership to be classified as a publicly traded partnership or cause the Partnership to be taxed as a corporation. In order to protect its status as a partnership for federal income tax purposes, secondary market activity in its units will be limited to less than 5% of the outstanding units per year.

     Gemisys, the Partnership's Transfer Agent, informed the Partnership that resale transactions of Assignee Units in the Partnership reached 4.9 percent as of April 9, 1996 which is near the five percent maximum percentage which, under IRS guidance, may be traded in a calendar year without jeopardizing the Partnership's tax status. In order to protect its tax status as a partnership for Federal income tax purposes,the Partnership informed Gemisys that it would no longer recognize resales of limited partnership assignee Units in 1996. Investors were notified of such suspension of trading in accordance with Section
12.3 of the Partnership Agreement by way of a special communication dated April 10, 1996.

Conclusion

     The Partnership established an estimated value for the assignee units in the Partnership as of December 31, 1995. Appraisals of the hotels were commissioned and undertaken by a firm which is a recognized appraiser and consultant to the hotel industry. The primary methodology employed in the appraisals used in the evaluation, which was selected by the appraiser and, not pursuant to any instructions from the Partnership, was the income approach to value utilizing a discounted cash flow analysis. In conjunction with the preparation of the appraisals, a discount rate was determined by the appraiser based on several relevant factors, including, but not limited to, the current investment climate for hotel properties, local hotel market and economic conditions, comparisons of occupancy and room rates with prevailing market rates for similar properties and the status of the management contract for each hotel. The Partnership believes that the assumptions utilized in the process were not unreasonable. The value of the properties as determined by the appraisal process, in combination with the book value of other Partnership assets, has resulted in an estimated net asset value of each assignee unit of $521 as of December 31, 1995. As of December 31, 1994, the value of the properties as determined by the appraisal process, in combination with the book value of other Partnership assets, resulted in an estimated net asset value of each assignee unit of $335. It should be noted, however, that appraised values represent the opinion of the appraisal firm as of the date of the appraisals and are based on market conditions at the time of the appraisals and on assumptions concerning future circumstances which may or may not be accurate.

     This valuation is an estimate of the assignee unit value only which has been made as of December 31, 1995 based on the methodology described herein and does not represent a market value. There can be no assurance that the sales of the assets in the current market or at any time in the future would yield net proceeds which on a per assignee unit basis would be equal to or greater than the estimated value. Further, there can be no assurance that sales of assignee units now or in the future would yield net proceeds equal to or greater than this value. The assignee units are illiquid and there is no formal liquid market where they are regularly traded. However, the Partnership is aware that some resales have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any time period and occur at a price negotiated between buyer and seller. We have no knowledge concerning how a particular price may be determined. Resale transactions of which the Partnership has knowledge, reflect prices ranging from $200 to $340 in 1996 (through April 9, 1996). In 1995, sixty-five resale transactions, of which the Partnership had knowledge, were recorded at a simple average price (not weighted) of $244 per assignee unit. The Partnership's knowledge of these transactions is based solely on the books and records of its Transfer Agent.

     The Partnership anticipates that it will have sufficient resources to meet its capital and operating requirements into the foreseeable future. A cash distribution to investors for the first quarter of 1996 will be made at an annualized rate of 3%. Cash distributions for 1995 were made quarterly, at an annualized rate of 3%.

                                           METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                                a California Limited Partnership

                                          Project Operations of the Residence Inns for
                                              the Three Months Ended March 31, 1996
                                                            (000's)
                                          Columbus    Fort
                               Ontario     (East)     Wayne   Indianapolis   Lexington   Louisville
                               -------    --------    -----   ------------   ---------   ----------
REVENUES:
Hotel operations:
  Rooms                          $913       $405       $400       $ 417        $ 387        $537
  Telephone and other              55         24         25          17           34          37
                                 ----       ----       ----       -----        -----        ----
Hotel operations                  968        429        425         434          421         574
Interest and other                  0          0          0           0            0           0
                                 ----       ----       ----       -----        -----        ----
Total revenues                    968        429        425         434          421         574
                                 ----       ----       ----       -----        -----        ----

EXPENSES:
Hotel operations:
  Rooms                           164         91         77         102           84         105
  Administrative                  106         66         43          71           97          58
  Marketing                       107         44         55          51           54          64
  Energy                           61         33         33          33           31          25
  Repair and maintenance           48         21         15          29           33          26
  Management fees                  30         13         17          13           13          19
  Property taxes                   27         13         16          19           12          20
  Other                            39         14         15          11           23          23
                                 ----       ----       ----       -----        -----        ----
Hotel operations                  582        295        271         329          347         340
Depreciation and other
  amortization                    125         54         53          63           63          73
Interest                          214         70         73          85           82          95
General and administrative          0          0          0           0            0           0
                                 ----       ----       ----       -----        -----        ----
Total expenses                    921        419        397         477          492         508
                                 ----       ----       ----       -----        -----        ----
NET INCOME(LOSS)                   47         10         28         (43)         (71)         66

Plus non-cash items - net         125         55         55          65           65          74
Less notes payable
  principal payments                1          4          5           5            5           6
                                 ----       ----       ----       -----        -----        ----
Project operations                171         61         78          17          (11)        134

Capital Improvements                0         26         24          15           35          63
                                 ----       ----       ----       -----        -----        ----
Project operations after
  capital improvements           $171       $ 35       $ 54       $   2        ($ 46)       $ 71
                                 ====       ====       ====       =====        =====        ====


                                           METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                               a California Limited Partnership

                                           Project Operations of the Residence Inns for
                                              the Three Months Ended March 31, 1996
                                                           (000's)
                                Winston                            Altamonte
                                 Salem     Nashville     Atlanta    Springs   Partnership      Total
                                -------    ---------     -------   ---------  -----------      -----
REVENUES:
Hotel operations:
  Rooms                          $450       $   713        $ 0        $914       $   0        $ 5,136
  Telephone and other              25            27          0          27           0            271
                                 ----       -------        ---        ----       -----        -------
Hotel operations                  475           740          0         941           0          5,407
Interest and other                  0             0          0           0         112            112
                                 ----       -------        ---        ----       -----        -------
Total revenues                    475           740          0         941         112          5,519
                                 ----       -------        ---        ----       -----        -------

EXPENSES:
Hotel operations:
  Rooms                           102           243          0         170           0          1,138
  Administrative                   69           108          5          73           0            696
  Marketing                        57            99          0          94           0            625
  Energy                           32            53          0          46           0            347
  Repair and maintenance           29            87          0          37           0            325
  Management fees                  14            22          0          58           0            199
  Property taxes                   12            28          0          44           0            191
  Other                            14            80          0          21           0            240
                                 ----       -------        ---        ----       -----        -------
Hotel operations                  329           720          5         543           0          3,761
Depreciation and other
  amortization                     62           134          0         137           0            764
Interest                           83           223          0         168           0          1,093
General and administrative          0             0          0           0         219            219
                                 ----       -------        ---        ----       -----        -------
Total expenses                    474         1,077          5         848         219          5,837
                                 ----       -------        ---        ----       -----        -------
NET INCOME(LOSS)                    1          (337)        (5)         93        (107)          (318)

Plus non-cash items - net          64           134          0         174           0            811
Less notes payable
  principal payments                5            29          0          30           0             90
                                 ----       -------        ---        ----       -----        -------
Project operations                 60          (232)        (5)        237        (107)           403

Capital Improvements               14             0          0           0           0            177
                                 ----       -------        ---        ----       -----        -------
Project operations after
  capital improvements           $ 46       ($  232)       ($5)       $237       ($107)       $   226
                                 ====       =======        ===        ====       =====        =======



                                 METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                      a California Limited Partnership

                                Project Operations of the Residence Inns for
                                   the Three Months Ended March 31, 1995
                                                (000's)
                                             Columbus      Fort
                                Ontario       (East)       Wayne    Indianapolis   Lexington  Louisville
                                -------      --------      -----    ------------   ---------  ----------
REVENUES:
Hotel operations:
  Rooms                          $1,007       $ 395        $ 356        $ 399        $ 359        $456
  Telephone and other                60          11           17           19           29          35
                                 ------       -----        -----        -----        -----        ----
Hotel operations                  1,067         406          373          418          388         491
Interest and other                   10           0            0            0            0           0
                                 ------       -----        -----        -----        -----        ----
Total revenues                    1,077         406          373          418          388         491
                                 ------       -----        -----        -----        -----        ----

EXPENSES:
Hotel operations:
  Rooms                             165          90           75           97           90          89
  Administrative                    106          81           48           69           67          62
  Marketing                         122          32           35           53           28          51
  Energy                             59          21           29           28           28          20
  Repair and maintenance             44          22           13           27           33          27
  Management fees                    43          26           24           27           25          32
  Property taxes                     12          24           17           18           13          20
  Other                              45          13           12           11           11          18
                                 ------       -----        -----        -----        -----        ----
Hotel operations                    596         309          253          330          295         319
Depreciation and other
  amortization                      123          51           51           67           60          73
Interest                            214          70           73           85           83          95
General and administrative            0           0            0            0            0           0
                                 ------       -----        -----        -----        -----        ----
Total expenses                      933         430          377          482          438         487
                                 ------       -----        -----        -----        -----        ----
NET INCOME(LOSS)                    144         (24)          (4)         (64)         (50)          4

Plus non-cash items - net           113          52           52           68           61          74
Less notes payable
  principal payments                  1           4            4            5            5           5
                                 ------       -----        -----        -----        -----        ----
Project operations                  256          24           44           (1)           6          73

Capital Improvements                 16          13            5           11           21          48
                                 ------       -----        -----        -----        -----        ----
Project operations after
  capital improvements           $  240       $  11        $  39        ($ 12)       ($ 15)       $ 25
                                 ======       =====        =====        =====        =====        ====


                                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                       a California Limited Partnership

                                  Project Operations of the Residence Inns for
                                     the Three Months Ended March 31, 1995
                                                   (000's)
                                Winston                            Altamonte
                                 Salem     Nashville     Atlanta    Springs   Partnership      Total
                                -------    ---------     -------   ---------  -----------      -----
REVENUES:
Hotel operations:
  Rooms                          $ 414        $ 758        $741       $845       $   0        $ 5,730
  Telephone and other               21           36          47         38           0            313
                                 -----        -----        ----       ----       -----        -------
Hotel operations                   435          794         788        883           0          6,043
Interest and other                   0            5           4          0          57             76
                                 -----        -----        ----       ----       -----        -------
Total revenues                     435          799         792        883          57          6,119
                                 -----        -----        ----       ----       -----        -------

EXPENSES:
Hotel operations:
  Rooms                             75          178         139        183           0          1,181
  Administrative                    74           81          82         77           0            747
  Marketing                         41           80          75         72           0            589
  Energy                            26           69          41         42           0            363
  Repair and maintenance            27           53          38         36           0            320
  Management fees                   28           24          39         44           0            312
  Property taxes                    17           23          28         47           0            219
  Other                             12           62          18         18           0            220
                                 -----        -----        ----       ----       -----        -------
Hotel operations                   300          570         460        519           0          3,951
Depreciation and other
  amortization                      62          175         114        154           0            930
Interest                            84          225         155        168           0          1,252
General and administrative           0            0           0          0         135            135
                                 -----        -----        ----       ----       -----        -------
Total expenses                     446          970         729        841         135          6,268
                                 -----        -----        ----       ----       -----        -------
NET INCOME(LOSS)                   (11)        (171)         63         42         (78)          (149)

Plus non-cash items - net           64          170         113        190           0            957
Less notes payable
  principal payments                 5           26           9         27           0             91
                                 -----        -----        ----       ----       -----        -------
Project operations                  48          (27)        167        205         (78)           717

Capital Improvements                15          236          20         56           0            441
                                 -----        -----        ----       ----       -----        -------
Project operations after
  capital improvements           $  33        ($263)       $147       $149       ($ 78)       $   276
                                 =====        =====        ====       ====       =====        =======

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

     Metric Partners Growth Suite Investors, L.P. vs. Kenneth E. Nelson, The Nelson Group, et al., San Francisco County Superior Court, Case No. 928065 (the "SF Lawsuit"). [This lawsuit is related to the other five proceedings described below. Terms defined in the description of one case may be used in the description of the other cases.]

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

     Following this ruling, the Partnership has attempted to negotiate and enter into a settlement agreement and a land purchase agreement and related agreements (the "Settlement Documents") among itself and Nelson and NLC and another Nelson entity, 2300 Elm Hill Pike, Inc. ("2300"). To date, these parties have not been able to reach agreement on all issues relating to the Settlement Documents. Since June 1994, numerous appearances before the Court have been made in an effort to resolve all issues regarding the Settlement Documents, but as of the date hereof, the Settlement Documents had not been completed or executed. Another appearance before the Court to resolve open issues is scheduled for May 20, 1996. No assurance can be given that GSI will be able to complete or consummate the Settlement Documents.

     In July 1994, the Court in the Nashville Case I, discussed below, ruled that the Hotel had been fraudulently conveyed to NLC by 2300 in 1986 and voided the conveyance. Orlando is attempting to execute judgments against Nelson, NLC and 2300 on the Land, which could deprive the Partnership of the benefits of the SF Settlement. There is also a risk that consummation of the SF Settlement, which would result in ownership of the Hotel and the Land being combined in the Partnership while the Land may be subject to the lis pendens filed by Orlando and/or other liens and judgments related to Nashville Case I, may adversely affect the Partnership's equity interest in the Hotel. However, the Partnership does not believe that consummation of the SF Settlement will have a material adverse effect on the Partnership or on its equity interest in the Hotel.

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

     In October 1992, Orlando filed this lawsuit against Nelson and NLC and 2300, and the Partnership, alleging that the sale of the Hotel and the Land by

2300 to NLC in 1986 and NLC's subsequent sale of the Hotel and lease of the Land to the Partnership in 1989 were fraudulent conveyances, intended to hinder Plaintiff's recovery of its Note judgment against 2300. In August 1993, the Court dismissed this action against the Partnership. Orlando has previously stated that it will appeal from the judgment in favor of the Partnership, but had not done so as of April 15, 1996.

     The Partnership cross-claimed against NLC for indemnity and breach of representations and warranties under the purchase and sale agreement between NLC and the Partnership. In April 1995, the Court awarded judgment to the Partnership against NLC and 2300 for approximately $29,670 of the Partnership's legal fees in the case. GSI plans to assign this judgment to the title insurer which defended GSI in Nashville Case I.

     In July 1994, the Court ruled that the sale of the Hotel by 2300 to NLC had been a fraudulent conveyance and voided this conveyance. In September 1994, the Court entered judgment against Nelson, NLC and 2300 for approximately $500,000. These rulings do not directly adversely affect the equity interest of the Partnership in the Hotel or its leasehold interest in the Land. In September 1995, punitive damages of $850,000 against Nelson, NLC and 2300 were awarded to Orlando. The defendants appealed from these judgments after they became final on December 1, 1995.

     In this and other actions Orlando is seeking to subject the land for sale to apply to satisfaction of its judgments against NLC.

     Metric Partners Growth Suite Investors, L.P. vs. Nashville Lodging Co., Orlando Residence Ltd., and LaSalle National Bank, in the United States
Bankruptcy Court, Eastern District of Wisconsin, Case No. 96-20017 ("Interpleader Action").

     In January 1996, NLC filed a petition with the U.S. Bankruptcy Court in Milwaukee, Wisconsin, for reorganization under Chapter 11 of the Bankruptcy Code. In connection with this filing, GSI filed an interpleader action against NLC and Orlando (which had garnished payments due to NLC from the Partnership) and LaSalle National Bank as the holder (the "Lender") of the underlying mortgage of the Hotel (the "Underlying Mortgage"), asking the Court to determine which parties were entitled to receive payments to be made by the Partnership to NLC under the ground lease (the "Lease") of the Land and the promissory note (the "Wrap Note") held by NLC which "wraps around" the Underlying Mortgage. All payments due to NLC under the Lease and the Wrap Note from the filing of this action through February 1996 were paid into the clerk of the Bankruptcy Court.

     In February 1996, the Bankruptcy Court granted motions to dismiss the reorganization proceeding filed by Orlando and the Lender. Following this dismissal, in late February 1996, the parties to the interpleader action filed by the Partnership agreed that all payments theretofore paid into the clerk of the Bankruptcy Court pursuant to the Wrap Note and all payments due under such Note on March 1, 1996 and in the future, to the extent such payments constituted payments due under the Underlying Mortgage, would be paid directly to the Lender until further order to the contrary by the Bankruptcy Court. (However, this agreement has not yet been documented by the parties.) The parties were asked by the Bankruptcy Court to present their arguments as to the disposition of payments due under the Lease and the portion of the Wrap Note payments to be retained by NLC (the "NLC Payments"). The NLC Payments due for March and April 1996 were paid by the Partnership into the clerk of the Bankruptcy Court and will continue to be so paid until further order to the contrary by the Bankruptcy Court. A hearing before the Bankruptcy Court regarding entitlement to the NLC Payments was held on May 6, 1996 and the matter was taken under submission by the Court.

     In another related recent development, the Lender declared a default for, among other things, NLC's failure to make the January and February 1996 debt service and tax escrow payments for approximately $176,464 under the Underlying Mortgage (the "Jan.-Feb. Payments") (such payments having been included in the amounts paid by the Partnership into the clerk of the Bankruptcy Court). On April 15, 1996, GSI paid the Jan.-Feb. Payments to cure these defaults. As a result, GSI has notified NLC that pursuant to a certain Three Party Agreement dated April 24, 1989 among GSI, the Lender and NLC, GSI has elected to make all future payments when and as due and otherwise perform all obligations of NLC under the Underlying Loan for and in place of NLC and to assume all NLC's obligations under the Underlying Loan. GSI further informed NLC that such payment and assumption satisfies all of GSI's obligations under the Wrap Note. NLC has denied that it is in default of the Underlying Loan and has informed GSI by letter dated April 12, 1996 that GSI has no right to exercise any rights it may have in the event of a default by NLC, including any rights granted under the above-referenced Three Party Agreement. On May 3, 1996, GSI filed a lawsuit in the Tennessee Chancery Court seeking a judicial determination of the rights and obligations of GSI and NLC with respect to the Underlying Loan, the Wrap Note and the Lease. See the "Nashville Case III" below.

     Orlando has claimed that it is entitled to the Jan.-Feb. Payments since the claim of the Lender to these payments was satisfied by GSI's payment to the Lender on April 15, 1996. NLC has also claimed it is entitled to the Jan.-Feb. Payments. GSI disputes the claims of Orlando and NLC to the Jan.-Feb. Payments and believes that it is entitled to these payments from the clerk.

     The Bankruptcy Court has scheduled a hearing for June 21, 1996 at which the parties' positions as to entitlement to the Jan.-Feb. Payments will be argued. No assurance can be given that the Court will hold that GSI is entitled to the Jan.-Feb. Payments.

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

     Orlando has filed an action against 2300 and NLC in the Davidson County Chancery Court to attempt to execute on its judgment against Nelson, NLC and 2300 in Nashville Case I by subjecting the Land to sale. In May 1995, 2300 and NLC filed a third-party complaint against the Partnership, alleging it had refused to purchase the Land as required by the SF Settlement. 2300 and NLC demand payment by the Partnership of 2300 and NLC's costs of defending Nashville Case II and indemnification for any loss resulting from the claims of Orlando, among other claims of damage.

     In September 1995, the Court dismissed this action by Orlando against 2300 and NLC for lack of standing. However, the Court has refused to dismiss the third-party action against the Partnership. In February 1996, the Court granted a motion filed by 2300 and NLC for partial summary judgement, ruling that the Partnership had breached the SF Settlement. The action will continue to determine damages and other issues. The Partnership does not believe it breached the SF Settlement and will appeal this ruling at an appropriate time. However, no assurance can be given that its appeal will be successful. In any event, the Partnership does not believe that any damages it might ultimately be required to pay in this action will have a material adverse effect on the Partnership.

     Metric Partners Growth Suite Investors, L.P., vs. Nashville Lodging Co., Orlando Residence, Ltd., and LaSalle National Bank, as trustee under that certain pooling and servicing agreement, dated July 11, 1995, for the holders of the WHP Commercial Mortgage Pass Through Certificates, Series 1995C1, Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 96-1405-III ("Nashville Case III").

     GSI filed this action May 3, 1996 to obtain, among other things, a judicial determination of the rights and obligations of GSI and NLC and NLC under the Underlying Loan, the Wrap Note and the Lease under a certain Three Party Agreement ("TPA") as a consequence of GSI's cure of defaults by NLC under the Underlying Loan. (See the "Interpleader Action" above for information regarding the TPA, the defaults by NLC and GSI's cure of such defaults.) GSI believes that as a result of these events, it has become the direct obligor to the Lender under the Underlying Loan and that the Wrap Note has been satisfied and the payments due under the Lease reduced by $50,000 per year. GSI also seeks preliminary and permanent injunctive relief to prevent NLC from attempting to accelerate or foreclose the Wrap Note in connection with this matter and a judgment establishing that GSI is the owner of the Residence Inn-Nashville subject only to the Lease and certain specified security interests.

     No responses to this action have yet been filed by the defendants.

     The ultimate disposition of these lawsuits cannot be predicted at this time; however, based solely on the facts known to it as of the date hereof, the Partnership does not believe the lawsuits will have a material adverse effect on the Partnership.

Item 6.  Exhibits and Reports on Form 8-K

     (a) No reports on Form 8-K were required to be filed during the period covered by this Report. On February 27, 1996, the Form 8-K, originally filed on October 3, 1995, reporting the disposition of the Residence Inn-Atlanta (Perimeter West), was amended to include additional information concerning the disposition of the asset.

                                    SIGNATURE
                                    ---------

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


                              By:  Metric Realty
                                   an Illinois general partnership
                                   its Managing General Partner


                              By:  Metric Realty Corp.
                                   a Delaware corporation
                                   its managing general partner


                              By:  /s/ Margot M. Giusti
                                   --------------------
                                   Margot M. Giusti
                                   Executive Vice President, Finance and
                                   Administration; Principal Financial
                                   and Accounting Officer of Metric Realty Corp.



                              Date: May 13, 1996
                                    ------------