Form 10-Q
period 1996-06-30
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 1996-08-09
CIK 800730

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---       EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---       EXCHANGE ACT OF 1934

         For the transition period from                   to
                                       -------------------  --------------------

         Commission file number 0-17660


                                 METRIC PARTNERS
                          GROWTH SUITE INVESTORS, L.P.,

                        a California Limited Partnership
             (Exact name of Registrant as specified in its charter)



           CALIFORNIA                                    94-3050708
- ---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

        One California Street
      San Francisco, California                         94111-5415
- ---------------------------------------     ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (415) 678-2000
                                                    (800) 347-6707 in all states

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                           BALANCE SHEETS (UNAUDITED)



                                                   June 30,         December 31,
                                                     1996              1995
                                                 ------------      ------------

                                     ASSETS

CASH AND CASH EQUIVALENTS                        $  7,077,000      $ 10,248,000
CASH INVESTMENT                                     1,969,000              --
RESTRICTED CASH                                       308,000           302,000
ACCOUNTS RECEIVABLE                                 1,871,000         1,034,000
PREPAID EXPENSES AND OTHER ASSETS                     182,000           196,000

PROPERTIES AND IMPROVEMENTS                        88,726,000        87,885,000
ACCUMULATED DEPRECIATION                          (30,392,000)      (28,935,000)
                                                 ------------      ------------

NET PROPERTIES AND IMPROVEMENTS                    58,334,000        58,950,000

DEFERRED FINANCING COSTS                              100,000           127,000
DEFERRED FRANCHISE FEES                               193,000           214,000
                                                 ------------      ------------

TOTAL ASSETS                                     $ 70,034,000      $ 71,071,000
                                                 ============      ============

                        LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE                                 $    937,000      $  1,022,000
ACCRUED PROPERTY TAXES                                401,000           391,000
ACCRUED INTEREST                                      244,000           344,000
OTHER LIABILITIES                                   1,369,000         1,095,000
DEFERRED GAIN ON SALE OF PROPERTY                     300,000           300,000
NOTES PAYABLE                                      42,624,000        42,669,000
                                                 ------------      ------------

TOTAL LIABILITIES                                  45,875,000        45,821,000
                                                 ------------      ------------

PARTNERS' EQUITY (DEFICIENCY):
 GENERAL PARTNERS                                     100,000           100,000
 LIMITED PARTNERS (59,932 units outstanding)       24,059,000        25,150,000
                                                 ------------      ------------

TOTAL PARTNERS' EQUITY                             24,159,000        25,250,000
                                                 ------------      ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY           $ 70,034,000      $ 71,071,000
                                                 ============      ============

                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                     For the Six Months Ended
                                                            June 30,
                                                --------------------------------
                                                     1996               1995
                                                ------------        ------------

REVENUES:
Hotel operations                                $ 11,483,000        $ 12,633,000
Interest and other                                   224,000             149,000
                                                ------------        ------------

Total revenues                                    11,707,000          12,782,000
                                                ------------        ------------

EXPENSES:
Hotel operations:
   Rooms                                           2,273,000           2,449,000
   Administrative                                  1,521,000           1,477,000
   Marketing                                       1,273,000           1,223,000
   Energy                                            633,000             653,000
   Repair and maintenance                            704,000             631,000
   Management fees                                   398,000             653,000
   Property taxes                                    430,000             454,000
   Other                                             455,000             457,000
                                                ------------        ------------
Total hotel operations                             7,687,000           7,997,000
Depreciation and other amortization                1,478,000           1,828,000
Interest                                           2,179,000           2,503,000
General and administrative                           537,000             294,000
                                                ------------        ------------

Total expenses                                    11,881,000          12,622,000
                                                ------------        ------------

NET INCOME (LOSS)                               $   (174,000)       $    160,000
                                                ============        ============

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT                      $         (3)       $          1
                                                ============        ============

CASH DISTRIBUTIONS PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT                      $         15        $         15
                                                ============        ============



                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                     For the Three Months Ended
                                                               June 30,
                                                    ----------------------------
                                                        1996              1995
                                                    ----------        ----------

REVENUES:
Hotel operations                                    $6,076,000        $6,590,000
Interest and other                                     112,000            73,000
                                                    ----------        ----------

Total revenues                                       6.188,000         6,663,000
                                                    ----------        ----------

EXPENSES:
Hotel operations:
   Rooms                                             1,135,000         1,268,000
   Administrative                                      825,000           730,000
   Marketing                                           648,000           634,000
   Energy                                              286,000           290,000
   Repair and maintenance                              379,000           311,000
   Management fees                                     199,000           341,000
   Property taxes                                      239,000           235,000
   Other                                               215,000           237,000
                                                    ----------        ----------
Total hotel operations                               3,926,000         4,046,000
Depreciation and other amortization                    714,000           898,000
Interest                                             1,086,000         1,251,000
General and administrative                             318,000           159,000
                                                    ----------        ----------

Total expenses                                       6,044,000         6,354,000
                                                    ----------        ----------

NET INCOME                                          $  144,000        $  309,000
                                                    ==========        ==========

NET INCOME PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT                          $        2        $        4
                                                    ==========        ==========

CASH DISTRIBUTIONS PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT                          $        7        $        7
                                                    ==========        ==========

                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

             STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY) (UNAUDITED)
                 For the Six Months Ended June 30, 1996 and 1995



                                  General          Limited
                                  Partner          Partners            Total
                               ------------      ------------      ------------

BALANCE, JANUARY 1, 1996       $    100,000      $ 25,150,000      $ 25,250,000
NET INCOME (LOSS)                    18,000          (192,000)         (174,000)
CASH DISTRIBUTIONS                  (18,000)         (899,000)         (917,000)
                               ------------      ------------      ------------

BALANCE, JUNE 30, 1996         $    100,000      $ 24,059,000      $ 24,159,000
                               ============      ============      ============


BALANCE, JANUARY 1, 1995       $    (68,000)     $ 23,916,000      $ 23,848,000
NET INCOME                           86,000            74,000           160,000
CASH DISTRIBUTIONS                  (18,000)         (899,000)         (917,000)
                               ------------      ------------      ------------

BALANCE, JUNE 30, 1995         $       --        $ 23,091,000      $ 23,091,000
                               ============      ============      ============

                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               For the Six Months Ended
                                                                                       June 30,
                                                                           ------------------------------
                                                                                1996              1995
                                                                           ------------      ------------
OPERATING ACTIVITIES
Net Income (Loss)                                                          $   (174,000)     $    160,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                              1,572,000         1,923,000
   Cost associated with note payable change (see Footnote 5)                     74,000              --
   Changes in operating assets and liabilities:
      Accounts receivable                                                      (837,000)         (282,000)
      Prepaid expenses and other assets                                          14,000            52,000
      Accounts payable, accrued expenses, and other liabilities                  99,000           315,000
                                                                           ------------      ------------
Net cash provided by operating activities                                       748,000         2,168,000
                                                                           ------------      ------------


INVESTING ACTIVITIES
Purchase of cash investment                                                  (1,969,000)             --
Capital improvements                                                           (841,000)         (935,000)
Restricted cash - increase                                                       (6,000)             --
                                                                           ------------      ------------
Net cash used by investing activities                                        (2,816,000)         (935,000)
                                                                           ------------      ------------


FINANCING ACTIVITIES
Notes payable principal payments                                               (186,000)         (179,000)
Cash distribution to partners                                                  (917,000)         (917,000)
                                                                           ------------      ------------
Cash used by financing activities                                            (1,103,000)       (1,096,000)
                                                                           ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (3,171,000)          137,000
Cash and cash equivalents at beginning of period                             10,248,000         5,142,000
                                                                           ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  7,077,000      $  5,279,000
                                                                           ============      ============


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash during the period                                    $  2,185,000      $  2,440,000
                                                                           ============      ============

     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES

Note payable increase (see Footnote 5)                                     $     74,000      $          -
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

2.    Transactions with the Managing General Partner and Affiliates

      In accordance with the Partnership Agreement, the Partnership is charged by the managing general partner and affiliates for services provided to the Partnership. The amounts are as follows:

                                                  For the Six Months Ended
                                                           June 30,
                                                   ---------------------
                                                      1996         1995
                                                   --------     --------

      Partnership management fees                  $ 80,000     $ 80,000
      Reimbursement of administrative expenses      125,000       92,000
                                                   --------     --------

      Total                                        $205,000     $172,000
                                                   ========     ========

3.    Net Income (Loss) Per Limited Partnership Assignee Unit

      The net income (loss) per limited partnership assignee unit is computed by dividing the net income (loss) allocated to the limited partners by 59,932 assignee units outstanding.

4.    Cash Investments

      The Partnership considers cash investments to be those investments with an original maturity date of more than three months at the time of purchase. The cash investment at June 30, 1996 matures in August 1996 at an effective interest rate of 5.4% per annum.

5.    Note Payable and Land Lease

      On April 15, 1996, the Partnership made a payment of approximately $176,000 to the lender of the underlying mortgage of the wrap note on the Residence Inn - Nashville (Airport). The payment was made to cure defaults issued by that lender to the holder of the wrap note for non-payment of the debt and impound payments due on January 1, 1996 and February 1, 1996. As described in Part II Item 1 - Legal Proceedings, the Partnership is now the direct obligor to the first note holder and the note payable balance has been increased by $74,000, the difference between the balance of the first note and the balance of the wrap note on April 15, 1996. The $74,000 cost incurred to prevent foreclosure and to eliminate the wrap note was recorded in the second quarter of 1996 as a general and administrative expense in these financial statements.

      The terms of the first note vary slightly from those of the wrap note. The interest rate is 9.5% per annum on the first note compared to 9.9433% on the wrap note and monthly payments of interest and principal are approximately $2,600 lower on the first note. Similar to the wrap note, the first note matures in April 1998 and requires a balloon payment.

      As a further consequence of the Partnership becoming a direct obligor to the first note holder, the payments due under the land lease on Residence Inn - Nashville (Airport) are reduced by $50,000 per year.

6.    Adaption of Accounting Pronouncement

      In March, 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets during the holding period are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement No. 121 in the first quarter of 1996. No impairment losses were required to be recorded as a result of adopting Statement No. 121.

7.    Legal Proceedings

      The Partnership is a plaintiff and counterclaim defendant in legal proceedings relating to the management agreement at the Residence Inn - Ontario, a defendant and counterclaim plaintiff in legal proceedings seeking damages for alleged failure to consummate a settlement of the Residence Inn - Ontario case, and a plaintiff and/or defendant in other legal proceedings related to the Residence Inn - Nashville; see Part II,
      Item 1, Legal Proceedings, for a detailed description of these matters.

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

Properties

A description of the properties in which the Partnership has an ownership interest, along with the occupancy and room rate data, follows:

                         OCCUPANCY AND ROOM RATE SUMMARY


                                                                       Average                                Average
                                                                  Occupancy Rate (%)                    Daily Room Rate (%)

                                                                 Six            Three                 Six                Three
                                                                Months          Months               Months              Months
                                                Date            Ended           Ended                Ended               Ended
                                                 of            June 30,        June 30,             June 30,           June 30,
        Name and Location            Rooms    Purchase       1996    1995    1996    1995        1996      1995     1996      1995
        -----------------            -----    --------       ----    ----    ----    ----        ----      ----     ----      ----
Residence Inn - Ontario               200       04/88         76      78      79      75         68.34     68.07    67.91     68.25
Ontario, California

Residence Inn - Fort Wayne            80        06/88         91      92      91      96         64.82     59.81    65.03     59.06
Fort Wayne, Indiana

Residence Inn - Columbus (East)       80        06/88         86      88      90      86         73.44     67.87    74.03     70.26
Columbus, Ohio

Residence Inn - Indianapolis (North)  88        06/88         78      78      79      79         77.76     75.21    81.86     80.73
Indianapolis, Indiana

Residence Inn - Lexington             80        06/88         93      79      95      81         68.48     72.37    73.00     75.22
Lexington, Kentucky

Residence Inn - Louisville            96        06/88         85      83      86      91         84.15     78.73    89.16     81.29
Louisville, Kentucky

Residence Inn - Winston-Salem         88        06/88         85      85      84      90         76.54     69.68    81.96     69.15
Winston-Salem, North Carolina

Residence Inn - Nashville (Airport)   168       05/89         72      78      78      86         76.06     76.43    80.51     80.05
Nashville, Tennessee

Residence Inn - Atlanta (1)           128       10/89        N/A      79     N/A      80         N/A       88.58    N/A       89.33
(Perimeter West)
Atlanta, Georgia

Residence Inn - Altamonte Springs     128       03/90         86      85      84      82         86.94     80.38    83.89     78.20
Altamonte Springs, Florida

(1) Property was sold in October 1995.

Results of Operations

Net loss was $174,000 in the first half of 1996 compared to net income of $160,000 for the same period in 1995 and net income was $144,000 in the second quarter of 1996 compared to net income of $309,000 in the second quarter of 1995. The changes were primarily attributable to the sale of the Partnership's Residence Inn-Atlanta (Perimeter West) in the fourth quarter of 1995, increased loss at the Residence Inn - Nashville and an increase in the Partnership's general and administrative expenses which was partially offset by improved performance at other properties.

Revenues from hotel operations decreased 9% and 8% in the first half and second quarter of 1996, respectively, compared to the same periods in 1995 primarily due to the loss of income from the Residence Inn - Atlanta which was only partially offset by 4% and 5% increases, for the first half and second quarter, respectively, in hotel operating revenues from the Partnership's remaining nine hotels.

Hotel operating expenses decreased 4% and 3% in the first half and second quarter of 1996, respectively, compared to the same periods in 1995 primarily as a result of the sale of the Residence Inn - Atlanta. Hotel operating expenses, exclusive of the effect of the sale of one hotel, increased 9% and 10% in the first half and second quarter of 1996, respectively, compared to the same periods in 1995 primarily due to a significant increase in administrative expenses incurred at the Residence Inn - Nashville to counteract weak market conditions and to enable the hotel to maintain a competitive position in the challenging operating environment. Also, the administrative expenses at the Residence Inn Nashville increased due to the additional accrual of $83,000 (from $40,000 to 123,000) for potential payments to the State of Tennessee, as a result of a sales and use tax audit covering the period 1989-1993 (See Residence Inn Nashville, below). Overall management fee expense decreased compared to 1995 due to the restructured agreements with Marriott. Interest and other income increased by $75,000 and $39,000 in the first half and second quarter of 1996 when compared to the same periods in 1995, primarily due to higher cash balances, specifically the proceeds from the sale of the Residence Inn-Atlanta, invested in interest bearing instruments. Depreciation and amortization decreased in the first half and second quarter of 1996 compared to the same periods in 1995 due to the sale of one hotel as well as fully depreciated furnishings at certain of the other hotels. Interest expense in 1996 decreased in comparison to 1995 due to the sale of one hotel. General and administrative expense increased $243,000 and $159,000 in the first half and second quarter of 1996, respectively, compared to the same periods in 1995 primarily due to increases in legal costs associated with the Residence Inn - Nashville. In addition, the $74,000 additional loan obligation assumed as a result of the Partnership becoming the direct obligor to the first note on the Residence Inn - Nashville, was recorded as a Partnership expense in the second quarter of 1996. See Footnote 5 to the Financial Statements.

On an ongoing basis, the Partnership monitors the markets where the hotels are located and reviews potential opportunities for the sale of the properties. During the second quarter of 1995, the Partnership initiated discussions with several potential purchasers regarding the sale of the Residence Inn-Atlanta (Perimeter West). After a series of negotiations, the Partnership entered into a contract for sale with a non-affiliated buyer and on October 3, 1995 the sale of the property was recorded. The proceeds from sale were added to the
Partnership's working capital reserve. On August 15, 1996, a portion of the proceeds from this sale, in the amount of approximately $2,000,000, will be distributed pro rata to the assignee limited partnership unit holders as of July 31, 1996. The General Partners will receive a distribution of approximately $41,000 as their allocated share of these proceeds as per the terms of the Partnership Agreement. The remaining proceeds will continue to be held in reserve for the Partnership's future capital improvement and working capital needs.

 During the second and third quarters of 1995 the Partnership worked with Marriott in an effort to restructure contracts on certain Partnership hotels under their management. An agreement was reached whereby Marriott reduced overall management fees, as well as the length of the contract terms. In addition, the Partnership is permitted to terminate the contract after a five-year term in connection with a sale of the hotels. A termination fee would be payable if the purchaser were not to continue the Residence Inn by Marriott franchise. In exchange, the Partnership executed new agreements with Marriott for the management of the Residence Inns located in Altamonte Springs, Nashville, and Ontario. Effective January 1, 1996, Marriott manages all nine of the Partnership's remaining hotels. The following discussion provides information concerning the operations of the Partnership's nine remaining hotels.

Residence Inn - Ontario: Room revenues decreased slightly for the first half of 1996 in comparison to the same period of 1995, due to a slight decline in occupancy and to special extended stay room rate concessions required to maintain business with the hotel's largest client. Expenses increased 4% resulting primarily from an increase in administrative costs. The local economy continues to improve and several significant construction projects are underway in the vicinity of the hotel. The operator's marketing efforts are currently concentrating on securing business from these projects while they are in progress as well as from their future tenants upon completion.

Residence Inn - Columbus East: Room revenues increased 6% for the first half of 1996 compared to the same period of 1995, which was only partially offset by a very slight increase in expenses. Room rates increased substantially for the period while occupancy reflected a decline of two percentage points. Market conditions in the Columbus area remain stable and relatively unchanged. The primary focus of the operator is to replace low rated government business (government per diem is far below current rates) by expanding the hotel's account base of small and medium-sized businesses and clients.

Residence Inn - Fort Wayne: Room revenues increased 8% in comparison to the same period of 1995, due to a solid increase in room rates, which was partially offset by an increase in expenses. Expense increases were primarily attributable to marketing and property tax costs. Occupancy remained relatively stable for the period. The Fort Wayne economy continues to grow, positively impacting the Partnership's hotel. Several new large businesses have opened and others are in the process of expanding their operations in the area. Recent marketing efforts have involved a combined campaign with other Marriott hotels in the city, a strategy which has already produced new patronage.

Residence Inn - Indianapolis (North): Room revenues increased by 4% for the first half of 1996 in comparison to the same period last year, which was partially offset by a comparable increase in expenses. Occupancy remained stable while room rates reflected a moderate increase. Although the overall Indianapolis economy has remained stable, occupancy rates at other hotels in the vicinity of the Partnership's property have declined. To maintain competitive market position, the sales and marketing staff is currently focusing on increasing the extended-stay patronage base.

Residence Inn - Lexington: Room revenues increased by 11% for the first half of this year (the largest increase in the portfolio), as compared to the first six months of 1995, due primarily to a 14% increase in occupancy. The increase in occupancy was partially offset by a modest decline in room rates and an operating expense increase of 10%, primarily a result of increased administrative and marketing costs. The local economy remains stable with unemployment rates at 2%. Large companies are continuing to create and expand business in the area. Competition, however, remains strong as several hotels are offering substantially reduced rates, thereby forcing the Partnership's property to reduce rates to remain competitive.

Residence Inn - Louisville: Room revenues increased 9% for the first half of the year, as compared to the same period of the prior year, which was only partially offset by an increase in expenses of 4%. Occupancy increased slightly and room rates reflected a favorable increase. Lexington's economy remains stable and business at the hotel has improved due to additional patronage from existing accounts and from several conventions. The marketing strategy for the hotel has focused on securing additional relocation business.

Residence Inn - Winston-Salem: Room revenues increased 10% for the first half of 1996 as compared to the same period in 1995, which was only partially offset by an increase in expenses. The expense increases were incurred for room operating costs, marketing, and energy related costs due to severe winter weather conditions. Occupancy at the property remained stable while room rates reflected a favorable increase. The operator's marketing efforts include direct sales with a focus on increasing relocation and extended stay patronage.

Residence Inn - Nashville (Airport): Room revenues decreased 5% and occupancy declined 6% for the first six months of 1996, in comparison to the same period of last year. Operating expenses increased 25% due to substantially higher administrative costs, and to the costs of repairs and maintenance which were necessary to enable the property to maintain market position. The administrative costs reflect an increase of $83,000 (from $40,000 to $123,000), in the potential liability for payment of an assessment by the State as a result of a sales and use tax audit covering the period from 1989 - 1993. The Partnership has filed a complaint with the State and is evaluating its options as this time. The Nashville market remains intensely competitive, as several new extended-stay hotels have come on line in the area, and another property is under construction. In order to compete in this market Marriott, which began managing the property at the beginning of the year, teamed up with staffs from other local Marriott products for joint sales campaigns. In addition, the operator is pursuing long-term business from clients currently providing consistent short-term patronage.

Residence Inn - Altamonte Springs: Room revenues increased by 10% for the first half of 1996 in comparison to the same period of 1995, which was only partially offset by a 7% increase in expenses, due primarily to higher administrative and marketing costs. The local economy remains strong with new business moving into the nearby business center and local industrial parks; however, competition is expected to increase dramatically, as construction is planned for five new hotels. The operator continues to pursue a comprehensive marketing strategy involving direct sales, telemarketing, and the distribution of promotional flyers.

Partnership Liquidity and Capital Resources

First Half of 1996

As presented in the Statement of Cash Flows, cash was provided by operating activities. Cash was used by investing activities for capital improvements and purchase of cash investments. Cash was used by financing activities for distributions to partners and principal payments on notes payable.

The results of project operations before capital improvements for the first six months of 1996 and 1995 (as shown in the tables on pages 14 and 15) are determined by net income or loss adjusted for non-cash items such as depreciation and amortization and reduced by principal payments made on the notes payable. The project operations before capital improvements is an indication of the operational performance of the property. During the first half of 1996, eight of the Partnership's nine remaining hotel properties generated positive project operations before deduction for capital improvements, while the Residence Inn - Nashville (Airport) experienced negative operations. The Partnership, after taking into account results of project operations before capital improvements, interest income, and general and administrative expenses, on an accrual basis, experienced positive results from operations for the period. Project operations should not be considered as an alternative to net income or loss (as presented in the financial statements) as an indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. The project operations after capital improvements for any given period may not be indicative of the property's general performance as capital improvements are likely to be made in large amounts associated with renovation programs.

In the first half of 1996, the Partnership spent $841,000 on capital improvements. The majority was spent on room renovations at the Residence Inns - Nashville, Louisville and Indianapolis, stairway work and exterior painting at the Residence Inn - Lexington, doors and entry way improvements at the Residence Inn - Fort Wayne, HVAC units at the Residence Inn - Louisville and for lock upgrades at the Residence Inns - Columbus, Indianapolis, Lexington, Louisville and Winston Salem. In the remainder of 1996, the Partnership anticipates spending approximately $1,950,000 on capital improvements. These improvements are necessary to keep properties competitive in their respective markets and are required under the management agreements.

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

Gemisys, the Partnership's Transfer Agent, informed the Partnership that resale transactions of Assignee Units in the Partnership reached 4.9 percent as of April 9, 1996 which is near the five percent maximum percentage which, under IRS guidance, may be traded in a calendar year without jeopardizing the Partnership's tax status. In order to protect its tax status as a partnership for Federal income tax purposes, the Partnership informed Gemisys that it would no longer recognize resales of limited partnership assignee units in 1996. Investors were notified of such suspension of trading in accordance with Section
12.3 of the Partnership Agreement by way of a special communication dated April 10, 1996.

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

This valuation is an estimate of the assignee unit value only which has been made as of December 31, 1995 based on the methodology described herein and does not represent a market value. There can be no assurance that the sales of the assets in the current market or at any time in the future would yield net proceeds which on a per assignee unit basis would be equal to or greater than the estimated value. Further, there can be no assurance that sales of assignee units now or in the future would yield net proceeds equal to or greater than this value. The assignee units are illiquid and there is no formal liquid market where they are regularly traded. However, the Partnership is aware that some resales have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any time period and occur at a price negotiated between buyer and seller. We have no knowledge concerning how a particular price may be determined. Resale transactions of which the Partnership has knowledge reflect prices ranging from $200 to $340 in 1996 (through April 9, 1996). In 1995, sixty-five resale transactions of which the Partnership had knowledge were recorded at a simple average price (not weighted) of $244 per assignee unit. The Partnership's knowledge of these transactions is based solely on the books and records of its Transfer Agent.

The Partnership anticipates that it will have sufficient resources to meet its capital and operating requirements into the foreseeable future. A cash distribution to investors for the first quarter of 1996 was made at an annualized rate of 3%. A cash distribution for the second quarter of 1996 will be made at an annualized rate of 4%. Cash distributions for 1995 were made quarterly, at an annualized rate of 3%. On August 15, 1996, a portion of the proceeds from the sale of the Residence Inn-Atlanta (Perimeter West), in the amount of $2,041,000, will be distributed to the assignee limited partnership holders and the General Partners.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                       the Six Months Ended June 30, 1996
                                     (000's)
                                         Columbus    Fort
                              Ontario     (East)     Wayne   Indianapolis Lexington   Louisville
                               ------     ------     ------     ------      ------      ------
REVENUES:
Hotel operations:
  Rooms                        $1,918     $  851     $  797     $  898      $  853      $1,154
  Telephone and other             125         42         48         40          68          81
                               ------     ------     ------     ------      ------      ------
Hotel operations                2,043        893        845        938         921       1,235
Interest and other                  0          0          0          0           0           0
                               ------     ------     ------     ------      ------      ------
Total revenues                  2,043        893        845        938         921       1,235
                               ------     ------     ------     ------      ------      ------

EXPENSES:
Hotel operations:
  Rooms                           329        192        164        212         153         211
  Administrative                  233        127         90        126         163         117
  Marketing                       216         87         95        113         113         135
  Energy                          116         50         52         57          49          46
  Repair and maintenance           96         51         39         65          65          59
  Management fees                  61         27         26         28          28          43
  Property taxes                   55         32         69         37          24          39
  Other                            80         35         28         22          36          42
                               ------     ------     ------     ------      ------      ------
Hotel operations                1,186        601        563        660         631         692
Depreciation and other
  amortization                    251        109        107        128         129         148
Interest                          428        139        146        169         164         190
General and administrative          0          0          0          0           0           0
                               ------     ------     ------     ------      ------      ------
Total expenses                  1,865        849        816        957         924       1,030
                               ------     ------     ------     ------      ------      ------
NET INCOME(LOSS)                  178         44         29        (19)         (3)        205

Plus non-cash items - net         251        112        109        131         132         151
Less notes payable
  principal payments                3          9          9         11          11          12
                               ------     ------     ------     ------      ------      ------
Project operations                426        147        129        101         118         344

Capital Improvements               28         49         27         91         156         148
                               ------     ------     ------     ------      ------      ------
Project operations after
  capital improvements         $  398     $   98     $  102     $   10      ($  38)     $  196
                               ======     ======     ======     ======      ======      ======

                                Winston                                Altamonte
                                Salem       Nashville      Atlanta      Springs    Partnership       Total
                               --------     --------      --------      --------     --------      --------
REVENUES:
Hotel operations:
  Rooms                        $    957     $  1,725      $      0      $  1,749     $      0      $ 10,902
  Telephone and other                56           65             0            56            0           581
                               --------     --------      --------      --------     --------      --------
Hotel operations                  1,013        1,790             0         1,805            0        11,483
Interest and other                    0            0             0             0          224           224
                               --------     --------      --------      --------     --------      --------
Total revenues                    1,013        1,790             0         1,805          224        11,707
                               --------     --------      --------      --------     --------      --------

EXPENSES:
Hotel operations:
  Rooms                             206          459             0           347            0         2,273
  Administrative                    134          360            (8)          179            0         1,521
  Marketing                         114          213             0           187            0         1,273
  Energy                             58          112             0            93            0           633
  Repair and maintenance             65          182             0            82            0           704
  Management fees                    41           54             0            90            0           398
  Property taxes                     29           57             0            88            0           430
  Other                              30          139             0            43            0           455
                               --------     --------      --------      --------     --------      --------
Hotel operations                    677        1,576            (8)        1,109            0         7,687
Depreciation and other
  amortization                      126          256             0           224            0         1,478
Interest                            167          439             0           337            0         2,179
General and administrative            0            0             0             0          537           537
                               --------     --------      --------      --------     --------      --------
Total expenses                      970        2,271            (8)        1,670          537        11,881
                               --------     --------      --------      --------     --------      --------
NET INCOME(LOSS)                     43         (481)            8           135         (313)         (174)

Plus non-cash items - net           128          256             0           302           74         1,646
Less notes payable
  principal payments                 11           69             0            51            0           186
                               --------     --------      --------      --------     --------      --------
Project operations                  160         (294)            8           386         (239)        1,286

Capital Improvements                 57          231             0            54            0           841
                               --------     --------      --------      --------     --------      --------
Project operations after
  capital improvements         $    103     ($   525)     $      8      $    332     ($   239)     $    445
                               ========     ========      ========      ========     ========      ========

                                                  Page 14 of 20

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                       the Six Months Ended June 30, 1995
                                     (000's)
                                              Columbus     Fort
                                    Ontario    (East)      Wayne   Indianapolis Lexington   Louisville
                                    ------     ------      ------     ------      ------      ------
     REVENUES:
     Hotel operations:
       Rooms                        $1,944     $  803      $  737     $  868      $  771      $1,056
       Telephone and other             117         30          38         49          59          74
                                    ------     ------      ------     ------      ------      ------
     Hotel operations                2,061        833         775        917         830       1,130
     Interest and other                 20          0           0          0           0           0
                                    ------     ------      ------     ------      ------      ------
     Total revenues                  2,081        833         775        917         830       1,130
                                    ------     ------      ------     ------      ------      ------

     EXPENSES:
     Hotel operations:
       Rooms                           328        178         148        198         172         185
       Administrative                  185        146         100        150         119         127
       Marketing                       227         66          74        113          68         111
       Energy                          113         46          41         48          46          41
       Repair and maintenance           87         43          26         59          61          54
       Management fees                  82         54          50         60          54          74
       Property taxes                   30         44          44         36          25          39
       Other                            92         21          24         25          29          37
                                    ------     ------      ------     ------      ------      ------
     Hotel operations                1,144        598         507        689         574         668
     Depreciation and other
       amortization                    247        102         101        130         120         143
     Interest                          428        140         146        170         165         191
     General and administrative          0          0           0          0           0           0
                                    ------     ------      ------     ------      ------      ------
     Total expenses                  1,819        840         754        989         859       1,002
                                    ------     ------      ------     ------      ------      ------
     NET INCOME(LOSS)                  262         (7)         21        (72)        (29)        128

     Plus non-cash items - net         227        104         103        132         123         146
     Less notes payable
       principal payments                2          8           8         10          10          11
                                    ------     ------      ------     ------      ------      ------
     Project operations                487         89         116         50          84         263

     Capital Improvements               17         55          13         19         122         135
                                    ------     ------      ------     ------      ------      ------
     Project operations after
       capital improvements         $  470     $   34      $  103     $   31      ($  38)     $  128
                                    ======     ======      ======     ======      ======      ======

                                    Winston                             Altamonte
                                     Salem     Nashville     Atlanta     Springs    Partnership     Total
                                    -------     -------      -------     -------      -------      -------
     REVENUES:
     Hotel operations:
       Rooms                        $   873     $ 1,807      $ 1,506     $ 1,589      $     0      $11,954
       Telephone and other               48          90          101          73            0          679
                                    -------     -------      -------     -------      -------      -------
     Hotel operations                   921       1,897        1,607       1,662            0       12,633
     Interest and other                   0           7            9           0          113          149
                                    -------     -------      -------     -------      -------      -------
     Total revenues                     921       1,904        1,616       1,662          113       12,782
                                    -------     -------      -------     -------      -------      -------

     EXPENSES:
     Hotel operations:
       Rooms                            162         425          282         371            0        2,449
       Administrative                   136         179          178         157            0        1,477
       Marketing                         84         185          150         145            0        1,223
       Energy                            47         119           67          85            0          653
       Repair and maintenance            56         106           68          71            0          631
       Management fees                   60          57           79          83            0          653
       Property taxes                    33          53           56          94            0          454
       Other                             28         133           33          35            0          457
                                    -------     -------      -------     -------      -------      -------
     Hotel operations                   606       1,257          913       1,041            0        7,997
     Depreciation and other
       amortization                     125         322          230         308            0        1,828
     Interest                           168         450          309         336            0        2,503
     General and administrative           0           0            0           0          294          294
                                    -------     -------      -------     -------      -------      -------
     Total expenses                     899       2,029        1,452       1,685          294       12,622
                                    -------     -------      -------     -------      -------      -------
     NET INCOME(LOSS)                    22        (125)         164         (23)        (181)         160

     Plus non-cash items - net          127         315          229         381            0        1,887
     Less notes payable
       principal payments                10          53           18          49            0          179
                                    -------     -------      -------     -------      -------      -------
     Project operations                 139         137          375         309         (181)       1,868

     Capital Improvements                39         298          135         102            0          935
                                    -------     -------      -------     -------      -------      -------
     Project operations after
       capital improvements         $   100     ($  161)     $   240     $   207      ($  181)     $   933
                                    =======     =======      =======     =======      =======      =======

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

Following this ruling, the Partnership has attempted to negotiate and enter into a settlement agreement and a land purchase agreement and related agreements (the "Settlement Documents") among itself and Nelson and NLC and another Nelson entity, 2300 Elm Hill Pike, Inc. ("2300"). To date, these parties have not been able to reach agreement on all issues relating to the Settlement Documents. After June 1994, numerous appearances before the Court were made in an effort to resolve all issues regarding the Settlement Documents, but the Settlement Documents were never completed or executed.

In July 1994, the Court in the Nashville Case I, discussed below, ruled that the Hotel had been fraudulently conveyed to NLC by 2300 in 1986 and voided the conveyance. At Orlando's request, the Court in the Nashville Case I ordered a sale of the Land, subject to all prior encumbrances, including the ground lease of the Land by the Partnership (the "Lease"), in order to satisfy Orlando's judgements. As discussed in more detail below (see "Nashville Case I"), at a judicial sale held on July 24, 1996, the high bid was submitted by Agincourt Partners, an entity controlled by Nelson. The Partnership's ability to purchase the Land as agreed in the SF Settlement is uncertain in view of the sale and issues involved in confirmation of the sale.

Orlando Residence Ltd. vs. Metric Partners Growth Suite Investors,  L.P. et al.,
Chancery  Court  for  Davidson  County,  in  Nashville,   Tennessee,   Case  No.
92-3086-III ("Nashville Case I")

2300 (formerly known as Nashville Residence Corporation until 1986) was the original owner of the Hotel (including the Land). In 1985, 2300's shareholders severed their business relationships and 2300 executed a promissory note (the "Note") in favor of Orlando. 2300 defaulted on the Note and in March 1990 Orlando obtained a judgment against 2300 on the Note. 2300 conveyed its interest in the Hotel (including the Land) to NLC in 1986 by unrecorded quitclaim deed. In April 1989, NLC sold the Hotel and leased the Land to the Partnership pursuant to the Lease.

In  October  1992,  Orlando  filed  this  lawsuit  against  NLC and its  general partners, Nelson and Nashville Residence Corporation ("NRC"), and the Partnership, alleging that the sale of the Hotel and the Land by 2300 to NLC in

1986 and NLC's subsequent sale of the Hotel and lease of the Land to the Partnership in 1989 were fraudulent conveyances, intended to hinder Plaintiff's recovery of its Note judgment against 2300. In August 1993, the Court dismissed this action against the Partnership. Orlando has previously stated that it might appeal from the judgment in favor of the Partnership, but had not done so as of July 31, 1996.

The Partnership cross-claimed against NLC for indemnity and breach of representations and warranties under the purchase and sale agreement between NLC and the Partnership and filed a third-party complaint against 2300. In April 1995, the Court awarded judgment in favor of the Partnership against NLC and 2300 for approximately $29,670 of the Partnership's legal fees in the case. GSI has assigned this judgment to the title insurer which defended GSI in Nashville Case I.

In August 1994, the Court held that the sale of the Hotel by 2300 to NLC was a fraudulent conveyance and voided the conveyance. In September 1994, the Court entered judgment in favor of Orlando against NLC and NRC for approximately $500,000. These rulings do not directly adversely affect the equity interest of the Partnership in the Hotel or its leasehold interest in the Land. In September 1995, the Court awarded punitive damages in favor of Orlando against Nelson, NLC and NRC for $850,000.

The defendants, Nelson, NLC, and NRC, appealed the judgments for Orlando and the Partnership in this case to the Tennessee Court of Appeals, but the judgments were not stayed pending appeal. Defendants' brief in these appeals was filed in July, 1996 and briefs for Orlando and the Partnership are due in August, 1996. Oral argument was requested by the Defendants but has not yet been scheduled.

Orlando requested and the Court ordered a judicial sale of the Land, with the sale subject to encumbrances of record, including the Lease. The sale is a credit sale, with the purchase price due in six months. This sale was held on July 24, 1996. Agincourt Partners, a Wisconsin partnership controlled by Nelson, made the high bid of $1,500,000. Orlando has challenged the bid, and the Partnership anticipates that the Court will schedule a confirmation hearing to determine whether to confirm the sale. The Partnership has filed a motion for interpleader, requesting the Court to allow it to pay Lease payments into Court until it is established which party is entitled to them.

Metric Partners Growth Suite Investors, L.P. vs. Nashville Lodging Co., Orlando Residence Ltd., and LaSalle National Bank, in the United States Bankruptcy Court, Eastern District of Wisconsin, Case No. 96-20017 ("Interpleader Action").

In January 1996, NLC filed a petition with the U.S. Bankruptcy Court in Milwaukee, Wisconsin, for reorganization under Chapter 11 of the Bankruptcy Code. In connection with this filing, GSI filed an interpleader action against NLC and Orlando (which had garnished payments due to NLC from the Partnership) and LaSalle National Bank as the holder (the "Lender") of the underlying mortgage of the Hotel (the "Underlying Mortgage"), asking the Court to determine which parties were entitled to receive payments to be made by the Partnership to NLC under the Lease and the promissory note (the "Wrap Note") held by NLC which "wrapped around" the Underlying Mortgage. All payments due to NLC under the Lease and the Wrap Note from the filing of this action through February 1996 were paid into the clerk of the Bankruptcy Court.

In February 1996, the Bankruptcy Court granted motions to dismiss the reorganization proceeding filed by Orlando and the Lender. Following this dismissal, in late February 1996, the parties to the interpleader action filed by the Partnership agreed that all payments theretofore paid into the clerk of the Bankruptcy Court pursuant to the Wrap Note and all payments due under such Note on March 1, 1996 and in the future, to the extent such payments constituted payments due under the Underlying Mortgage, would be paid directly to the Lender until further order to the contrary by the Bankruptcy Court. The parties were asked by the Bankruptcy Court to present their arguments as to the disposition of payments due under the Lease and the portion of the Wrap Note payments to be retained by NLC (the "NLC Payments"). The NLC Payments due for March and April 1996 were paid by the Partnership into the clerk of the Bankruptcy Court.

In April 1996, the Lender declared a default for, among other things, NLC's failure to make the January and February 1996 debt service and tax escrow payments for approximately $176,464 under the Underlying Mortgage (the "Jan.-Feb. Payments") (such payments having been included in the amounts paid by the Partnership into the clerk of the Bankruptcy Court). On April 15, 1996, GSI paid the Jan.-Feb. Payments to cure these defaults. As a result, GSI has notified NLC that pursuant to a certain Three Party Agreement (the "TPA") dated

April 24, 1989 among GSI, the Lender and NLC, GSI has elected to make all future payments when and as due and otherwise perform all obligations of NLC under the Underlying Loan for and in place of NLC and to assume all NLC's obligations under the Underlying Loan. GSI further informed NLC that such payment and assumption satisfies all of GSI's obligations under the Wrap Note. NLC denied that it is in default of the Underlying Loan and has informed GSI by letter dated April 12, 1996 that GSI had no right to exercise any rights it may have in the event of a default by NLC, including any rights granted under the TPA. On May 3, 1996, GSI filed a lawsuit in the Tennessee Chancery Court seeking a judicial determination of the rights and obligations of GSI and NLC with respect to the Underlying Loan, the Wrap Note and the Lease. See the "Nashville Case III" below.

Orlando claimed that it was entitled to the Jan.-Feb. Payments since the claim of the Lender to these payments was satisfied by GSI's payment to the Lender on April 15, 1996. NLC also claimed it was entitled to the Jan.-Feb. Payments. GSI disputed the claims of Orlando and NLC to the Jan.-Feb. Payments. At a hearing held on June 21, 1996 to resolve all open matters in the Interpleader Action, the Bankruptcy Court ruled that the Partnership was entitled to be reimbursed from the interpled funds for its payment to the Lender of the Jan.-Feb. Payments and that the balance of the interpled funds would be paid to Orlando under its garnishment. All interpled funds having been disposed of, this case was dismissed by the Bankruptcy Court.

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

In June 1996, the Partnership filed a counterclaim, claiming damages for the failure of NLC to complete the SF Settlement. The Partnership also added Nelson and NRC as additional counterclaim defendants to the case. Nelson and NRC are the general partners of NLC. In July 1996, the counterclaim defendants filed an answer to the counterclaim and a motion for summary judgment dismissing the counterclaim. A hearing on this motion is scheduled for September 6, 1996.

Metric Partners Growth Suite Investors, L.P., vs. Nashville Lodging Co., 2300 Elm Hill Pike, Inc., Orlando Residence, Ltd., and LaSalle National Bank, as trustee under that certain pooling and servicing agreement, dated July 11, 1995, for the holders of the WHP Commercial Mortgage Pass Through Certificates, Series 1995C1 and Robert Holland, Trustee, Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 96-1405-III ("Nashville Case III").

GSI filed this action May 3, 1996 to obtain, among other things, a judicial determination of the rights and obligations of GSI and NLC under the Underlying Loan, the Wrap Note and the Lease under the TPA as a consequence of GSI's cure of defaults by NLC under the Underlying Loan. (See the "Interpleader Action" above for information regarding the TPA, the defaults by NLC and GSI's cure of such defaults.) GSI believes that as a result of these events, it has become the direct obligor to the Lender under the Underlying Loan and that the Wrap Note has been satisfied and the payments due under the Lease reduced by $50,000 per year. GSI also seeks preliminary and permanent injunctive relief to prevent NLC from attempting to accelerate or foreclose the Wrap Note and/or from attempting to enforce any remedies with regard to the Lease in connection with this matter and a judgment establishing that GSI is the owner of the Residence Inn-Nashville (the "Hotel") subject only to the Lease and certain specified security interests.

In May 1996, the Partnership obtained a temporary injunction staying NLC from undertaking any efforts to exercise any remedies pursuant to the Wrap Note or the Lease. NLC and 2300 filed an answer in June, together with a counterclaim against the Partnership and a cross claim against the Lender and the Trustee under the deed of trust on the Hotel. In their counterclaim and crossclaim, NLC and 2300 allege that the Partnership breached the TPA and the Lease and that NLC was not in default under the Underlying Loan, and accordingly, that the Partnership should not be substituted for NLC as borrower under the Underlying Loan. NLC and 2300 claim damages from the Partnership and ask the Court to permit acceleration of the Wrap Note and termination of the Lease. NLC and 2300 further ask, if the Court finds that substitution of the Partnership for NLC under the Underlying Loan is valid, that the Partnership be enjoined from releasing the Lender from any defense to payment of the Underlying Loan. The Partnership does not believe that there is any valid basis to permit acceleration of the Wrap Note and termination of the Lease, even if the Court should ultimately find that the Partnership's actions did not result in the satisfaction of the Wrap Note, substitution of the Partnership for NLC as borrower under the Underlying Loan and the reduction of rent due under the Lease.

In July 1996, the Partnership filed a motion for summary judgment in this case, asking that the Court award the relief sought by it and that the Court dismiss the counterclaim and crossclaim of NLC and 2300. A hearing on this motion has been set for August 30, 1996.

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


                              By:  Metric Realty
                                   an Illinois general partnership
                                   its Managing General Partner


                              By:  Metric Realty Corp.
                                   a Delaware corporation
                                   its managing general partner


                              By:  /s/ Margot M. Giusti
                                   ----------------------------------
                                   Margot M. Giusti
                                   Executive Vice President, Finance and
                                   Administration; Principal Financial
                                   and Accounting Officer of Metric Realty Corp.



                              Date:    August 8, 1996
                                   ----------------------