Form 10-Q
period 1996-09-30
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 1996-11-12
CIK 800730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the transition period from                  to
                                       ------------------  --------------------

         Commission file number 0-17660


                                 METRIC PARTNERS
                          GROWTH SUITE INVESTORS, L.P.,

                        a California Limited Partnership
             (Exact name of Registrant as specified in its charter)



             CALIFORNIA                                          94-3050708
--------------------------------------                      --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

         One California Street
       San Francisco, California                                94111-5415
--------------------------------------                      --------------------
Address of principal executive offices)                         (Zip Code)

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

                           BALANCE SHEETS (UNAUDITED)



                                                 September 30,      December 31,
                                                     1996              1995
                                                 ------------      ------------


                                     ASSETS

CASH AND CASH EQUIVALENTS                        $  3,358,000      $ 10,248,000
CASH INVESTMENTS                                    3,893,000              --
RESTRICTED CASH                                       308,000           302,000
ACCOUNTS RECEIVABLE                                 1,551,000         1,034,000
PREPAID EXPENSES AND OTHER ASSETS                     201,000           196,000

PROPERTIES AND IMPROVEMENTS                        89,668,000        87,885,000
ACCUMULATED DEPRECIATION                          (31,100,000)      (28,935,000)
                                                 ------------      ------------

NET PROPERTIES AND IMPROVEMENTS                    58,568,000        58,950,000

DEFERRED FINANCING COSTS                               85,000           127,000
DEFERRED FRANCHISE FEES                               183,000           214,000
                                                 ------------      ------------

TOTAL ASSETS                                     $ 68,147,000      $ 71,071,000
                                                 ============      ============

                        LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE                                 $  1,105,000      $  1,022,000
ACCRUED PROPERTY TAXES                                515,000           391,000
ACCRUED INTEREST                                      253,000           344,000
OTHER LIABILITIES                                   1,658,000         1,095,000
DEFERRED GAIN ON SALE OF PROPERTY                     300,000           300,000
NOTES PAYABLE                                      42,571,000        42,669,000
                                                 ------------      ------------

TOTAL LIABILITIES                                  46,402,000        45,821,000
                                                 ------------      ------------

PARTNERS' EQUITY (DEFICIENCY):
 GENERAL PARTNERS                                      59,000           100,000
 LIMITED PARTNERS (59,932 units outstanding)       21,686,000        25,150,000
                                                 ------------      ------------

TOTAL PARTNERS' EQUITY                             21,745,000        25,250,000
                                                 ------------      ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY           $ 68,147,000      $ 71,071,000
                                                 ============      ============

                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                              For the Nine Months Ended
                                                                     September 30,
                                                             ---------------------------

                                                                 1996            1995
                                                             -----------     -----------
REVENUES:
Hotel operations                                             $17,639,000     $19,194,000
Interest and other                                               331,000         229,000
                                                             -----------     -----------

Total revenues                                                17,970,000      19,423,000
                                                             -----------     -----------

EXPENSES:
Hotel operations:
   Rooms                                                       3,480,000       3,801,000
   Administrative                                              2,264,000       2,375,000
   Marketing                                                   1,948,000       1,848,000
   Energy                                                        907,000       1,015,000
   Repair and maintenance                                      1,040,000         968,000
   Management fees                                               632,000         997,000
   Property taxes                                                551,000         688,000
   Other                                                         653,000         697,000
                                                             -----------     -----------
Total hotel operations                                        11,475,000      12,389,000
Depreciation and other amortization                            2,196,000       2,719,000
Interest                                                       3,263,000       3,755,000
General and administrative                                       972,000         482,000
                                                             -----------     -----------

Total expenses                                                17,906,000      19,345,000
                                                             -----------     -----------

NET INCOME                                                   $    64,000     $    78,000
                                                             ===========     ===========

NET INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT             $         1              $-
                                                             ===========     ===========


CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP ASSIGNEE UNIT     $        58     $        23
                                                             ===========     ===========


                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                              For the Three Months Ended
                                                                     September 30,
                                                             ---------------------------

                                                                 1996            1995
                                                             -----------     -----------
REVENUES:
Hotel operations                                             $ 6,156,000     $ 6,561,000
Interest and other                                               107,000          80,000
                                                             -----------     -----------

Total revenues                                                 6,263,000       6,641,000
                                                             -----------     -----------

EXPENSES:
Hotel operations:
   Rooms                                                       1,207,000       1,352,000
   Administrative                                                743,000         898,000
   Marketing                                                     675,000         625,000
   Energy                                                        274,000         362,000
   Repair and maintenance                                        336,000         337,000
   Management fees                                               234,000         344,000
   Property taxes                                                121,000         234,000
   Other                                                         198,000         240,000
                                                             -----------     -----------
Total hotel operations                                         3,788,000       4,392,000
Depreciation and other amortization                              718,000         891,000
Interest                                                       1,084,000       1,252,000
General and administrative                                       435,000         188,000
                                                             -----------     -----------

Total expenses                                                 6,025,000       6,723,000
                                                             -----------     -----------

NET INCOME (LOSS)                                            $   238,000     $   (82,000)
                                                             ===========     ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP ASSIGNEE UNIT      $         4     $        (1)
                                                             ===========     ===========

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP ASSIGNEE UNIT     $        43     $         8
                                                             ===========     ===========


                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

             STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY) (UNAUDITED)
              For the Nine Months Ended September 30, 1996 and 1995



                                  General         Limited
                                  Partner         Partners           Total
                               ------------     ------------     ------------

BALANCE, JANUARY 1, 1996       $    100,000     $ 25,150,000     $ 25,250,000
NET INCOME                           30,000           34,000           64,000
CASH DISTRIBUTIONS                  (71,000)      (3,498,000)      (3,569,000)
                               ------------     ------------     ------------

BALANCE, SEPTEMBER 30, 1996    $     59,000     $ 21,686,000     $ 21,745,000
                               ============     ============     ============


BALANCE, JANUARY 1, 1995       $    (68,000)    $ 23,916,000     $ 23,848,000
NET INCOME (LOSS)                    96,000          (18,000)          78,000
CASH DISTRIBUTIONS                  (28,000)      (1,348,000)      (1,376,000)
                               ------------     ------------     ------------

BALANCE, SEPTEMBER 30, 1995    $       --       $ 22,550,000     $ 22,550,000
                               ============     ============     ============

                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                   ----------------------------

                                                                       1996             1995
                                                                   ------------     -----------
OPERATING ACTIVITIES
Net Income                                                         $     64,000     $    78,000
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization                                      2,339,000       2,813,000
   Cost associated with note payable change (see Footnote 5)             74,000            --
   Changes in operating assets and liabilities:
      Accounts receivable                                              (517,000)       (335,000)
      Prepaid expenses and other assets                                  (5,000)        (47,000)
      Accounts payable, accrued expenses, and other liabilities         679,000         882,000
                                                                   ------------     -----------
Net cash provided by operating activities                             2,634,000       3,391,000
                                                                   ------------     -----------


INVESTING ACTIVITIES
Proceeds from sale of cash investment                                 1,969,000            --
Purchase of cash investments                                         (5,862,000)     (1,409,000)
Capital improvements                                                 (1,783,000)     (1,608,000)
Restricted cash - increase                                               (6,000)           --
                                                                   ------------     -----------
Net cash used by investing activities                                (5,682,000)     (3,017,000)
                                                                   ------------     -----------


FINANCING ACTIVITIES
Notes payable principal payments                                       (273,000)       (268,000)
Cash distribution to partners                                        (3,569,000)     (1,376,000)
                                                                   ------------     -----------
Cash used by financing activities                                    (3,842,000)     (1,644,000)
                                                                   ------------     -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (6,890,000)     (1,270,000)
Cash and cash equivalents at beginning of period                     10,248,000       5,142,000
                                                                   ------------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  3,358,000     $ 3,872,000
                                                                   ============     ===========


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash during the period                            $  3,211,000     $ 3,636,000
                                                                   ============     ===========


     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES

Note payable increase (see Footnote 5)                             $     74,000              $-
                                                                   ============     ===========


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

2.    Transactions with the Managing General Partner and Affiliates

      In accordance with the Partnership Agreement, the Partnership is charged by the managing general partner and affiliates for services provided to the Partnership. The amounts are as follows:

                                                    For the Nine Months Ended
                                                          September  30,
                                                    -------------------------

                                                         1996        1995
                                                      --------    --------

      Partnership management fees                     $133,000    $120,000
      Reimbursement of administrative expenses         206,000     171,000
                                                      --------    --------

      Total                                           $339,000    $291,000
                                                      ========    ========

3.    Net Income (Loss) Per Limited Partnership Assignee Unit

      The net income (loss) per limited partnership assignee unit is computed by dividing the net income (loss) allocated to the limited partners by 59,932 assignee units outstanding.

4.    Cash Investments

      The Partnership considers cash investments to be those investments with an original maturity date of more than three months at the time of purchase. The cash investments at September 30, 1996 mature in February and March 1997 and bear interest at an effective rate of 5.7% per annum.

5.    Note Payable and Land Lease

      On April 15, 1996, the Partnership made a payment of approximately $176,000 to the lender of the underlying mortgage of the wrap note on the Residence Inn - Nashville (Airport). The payment was made to cure defaults by that lender to the holder of the wrap note for non-payment of the debt and impound payments due on January 1, 1996 and February 1, 1996. As described in Part II Item 1 - Legal Proceedings, the Partnership is now the direct obligor to the first note holder and the note payable balance has been increased by $74,000, the difference between the balance of the first note and the balance of the wrap note on April 15, 1996. The $74,000 cost incurred to prevent foreclosure and to eliminate the wrap note was recorded in the second quarter of 1996 as a general and administrative expense in these financial statements.

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

Properties

A description of the properties in which the Partnership has an ownership interest, along with the occupancy and room rate data, follows:

                         OCCUPANCY AND ROOM RATE SUMMARY


                                                                        Average                                Average
                                                                   Occupancy Rate (%)                    Daily Room Rate ($)
                                                                 Nine                                 Nine                Three
                                                                Months       Three Months            Months              Months
                                                    Date        Ended           Ended                Ended                Ended
                                                     of      September 30,   September 30,       September 30,        September 30,
        Name and Location                Rooms    Purchase   1996    1995    1996    1995        1996     1995       1996     1995
        -----------------                -----    --------   ----     ----   ----    ----        ----     ----       ----     ----
Residence Inn - Ontario                   200      04/88      75      76      72      70         68.78    68.18      75.41    68.41
Ontario, California
Residence Inn - Fort Wayne                 80      06/88      91      93      90      97         66.87    61.44      71.01    64.55
Fort Wayne, Indiana
Residence Inn - Columbus (East)            80      06/88      87      89      90      92         74.97    68.09      77.91    68.50
Columbus, Ohio
Residence Inn - Indianapolis (North)       88      06/88      81      81      86      86         78.76    76.46      80.57    78.72
Indianapolis, Indiana
Residence Inn - Lexington                  80      06/88      93      82      95      88         70.19    72.51      73.51    72.76
Lexington, Kentucky
Residence Inn - Louisville                 96      06/88      88      85      93      89         87.13    80.59      92.57    84.07
Louisville, Kentucky
Residence Inn - Winston-Salem              88      06/88      85      85      85      86         75.48    70.61      73.39    72.43
Winston-Salem, North Carolina
Residence Inn - Nashville (Airport)       168      05/89      77      79      85      80         78.58    77.97      92.46    80.88
Nashville, Tennessee
Residence Inn - Atlanta (1)               128      10/89      N/A     80      N/A     83         N/A      87.99      N/A      86.87
(Perimeter West)
Atlanta, Georgia
Residence Inn - Altamonte Springs         128      03/90      86      84      85      82         84.77    79.30      87.56    77.08
Altamonte Springs, Florida


(1) Property was sold in October 1995.

Results of Operations

Net income decreased $14,000 in the first three quarters of 1996 compared to the same period in 1995 due to increased loss at the Residence Inn - Nashville, decreased income at the Residence Inn - Ontario and an increase in the Partnership's general and administrative expenses which were mostly offset by improved operations at the other seven of the Partnership's remaining properties. Net income was $238,000 for the third quarter of 1996 compared to net loss of $82,000 for the same period in 1995. The increase in operations resulted from improvements at all but one of the Partnership's properties only partially offset by an increase in the Partnership's general and administrative expenses.

Revenues from hotel operations decreased 8% and 6% in the first three quarters and third quarter of 1996, respectively, compared to the same periods in 1995 primarily due to the loss of income from the Residence Inn - Atlanta which was only partially offset by 5% and 7% increases, for the first three quarters and third quarter, respectively, in hotel operating revenues from the Partnership's remaining nine hotels.

Hotel operating expenses decreased 7% and 14% in the first three quarters and third quarter of 1996, respectively, compared to the same periods in 1995 primarily as a result of the sale of the Residence Inn - Atlanta. Hotel operating expenses, exclusive of the effect of the sale of one hotel, increased 7% and 3% in the first three quarters and third quarter of 1996, respectively, compared to the same periods in 1995 primarily due to a significant increase in administrative, marketing and repair and maintenance expenses incurred at the Residence Inn - Nashville to counteract weak market conditions and to enable the hotel to maintain a competitive position in the challenging operating environment. Also, administrative expenses at the Residence Inn - Nashville increased due to the increase in the accrual, from $40,000 at December 31, 1995 to $181,000 (including estimated penalties and interest), for potential payments to the State of Tennessee, as a result of a sales and use tax audit covering the period 1989-1993 (see Residence Inn - Nashville, below). Overall management fee expense decreased compared to 1995 due to the restructured agreements with Marriott. Interest and other income increased by $102,000 and $27,000 in the first three quarters and third quarter of 1996 when compared to the same periods in 1995, primarily due to higher cash balances, specifically the proceeds from the sale of the Residence Inn - Atlanta, invested in interest bearing instruments. Depreciation and amortization decreased in 1996 when compared to 1995 due to the sale of one hotel in the fourth quarter of 1995 as well as fully depreciated furnishings at certain of the other hotels. Interest expense in 1996 decreased when compared to 1995 due to the sale of the Residence Inn - Atlanta. General and administrative expenses increased $490,000 and $247,000 in the first three quarters and third quarter of 1996, respectively, when compared to 1995 primarily due to the write-off of a $193,000 receivable (as discussed below), increases in legal costs associated with the Residence Inn - Nashville and increases in administrative expenses. In addition, the $74,000 additional loan obligation, assumed as a result of the Partnership becoming the direct obligor on the first note on the Residence Inn - Nashville, was recorded as a Partnership expense in the second quarter of 1996. See Footnote 5 to the Financial Statements. The $193,000 receivable from a previous management company of the Residence Inn - Ontario has been written off. It was previously financially supported by the contemplated sale to the Partnership by an affiliated entity of said management company (the owner until August 1996 of the land whereupon the Residence Inn - Nashville is located, and with whom the Partnership is involved in various litigations [see Part II, Item 1. Legal Proceedings]) of such land, but collection is no longer deemed probable for financial statement purposes only.

The Partnership continually monitors the markets where the hotels are located and reviews potential opportunities for the sale of the properties. During the second quarter of 1995, the Partnership initiated discussions with several potential purchasers regarding the sale of the Residence Inn-Atlanta (Perimeter
West). After a series of negotiations, the Partnership entered into a contract for sale with a non-affiliated buyer and on October 3, 1995 the sale of the property was recorded. The proceeds from sale were added to the Partnership's working capital reserve. On August 15, 1996, a portion of the proceeds from this sale, in the amount of approximately $2,000,000, was distributed pro rata to the assignee limited partnership unit holders as of July 31, 1996. The General Partners received a distribution of approximately $41,000 as their allocated share of these proceeds as per the terms of the Partnership Agreement. The remaining proceeds will continue to be held in reserve for the Partnership's future capital improvement and working capital needs.

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

Residence Inn - Ontario: Room revenues increased slightly for the first three quarters of 1996 in comparison to the same period of 1995, which was offset by a 3% increase in hotel operating expenses. Occupancy and room rates remained relatively unchanged. The hotel market in Southern California is extremely competitive as other extended-stay hotels consistently discount rates. Management continues to focus marketing efforts on securing business from the numerous large construction projects in the area, as well as on expanding its base of government business.

Residence Inn - Columbus East: Room revenues increased by 8% for the first three quarters of 1996 as compared to the same period of 1995, due primarily to an increase in average daily room rates (the largest increase in the portfolio- $6.88). Occupancy declined two percentage points. The local economy appears to be growing, with construction beginning on a large shopping mall seven miles from the Residence Inn. Although the property continues to maintain a strong market position, several new hotels are under construction in the area. The current marketing strategy is aimed at attracting new clients in an attempt to replace lower rated government business.

Residence Inn - Fort Wayne: Room revenues increased by 6% for the first three quarters of 1996 as compared to the same period of the prior year, resulting primarily from an increase of $5.43 in the average daily room rate. Occupancy declined by two percentage points. Operating expenses increased by 4% resulting primarily from increased room operating costs, marketing and administrative expenses and repair and maintenance costs, which were partially offset by lower management fees and property taxes. The local economy remains strong; however, competition is intensifying within the hotel market. Management is currently directing marketing efforts towards high quality customer service to maintain and expand business from its existing corporate client base.

Residence Inn - Indianapolis (North): Room revenues increased by 3% for the first three quarters of 1996 in comparison to the same period of last year, while expenses declined 4%. Occupancy remained stable and average daily room rates increased $2.30. The overall economy in the Indianapolis area remains stable with conservative growth anticipated. Competition is increasing in the marketplace, however, with several hotels currently under construction. The sales staff is concentrating on increasing the occupancy rate by focusing on extended-stay business from both existing and new clients.

Residence Inn - Lexington: Room revenues increased 10% during the first three quarters of 1996 as compared to the same period of 1995, due primarily to an improvement of 11% in occupancy (the largest increase in the portfolio). The increase in room revenues was offset in part by a 7% increase in expenses, the majority arising from higher marketing and administrative costs, which were offset in part by lower management fees and room operating expenses. Competition is growing in the Lexington market, with one competitor building a new extended-stay hotel within a mile of the Partnership's property. The marketing strategy is focused on increasing business from the hotel's current largest clients through exemplary customer service and attention, while attempting to attract new business from companies relocating to or conducting training in the area.

Residence Inn - Louisville: Room revenues increased by 12% for the first quarter of 1996, as occupancy improved by 3% and average daily room rates by $6.54 in comparison to the first three quarters of 1995. Hotel operating expenses increased by 6.5% primarily due to increased room maintenance costs and higher marketing expenses. Competition in the market remains strong, with three new extended-stay hotels expected to open during the first half of 1997. Sales and marketing efforts will be focused on retaining and expanding business from existing clients.

Residence Inn - Winston-Salem: Room revenues increased by 6% resulting from an increase in average daily room rates of $4.87, while occupancy remained stable for the first three quarters of 1996 as compared to the same period of 1995. Operating expenses increased by 8%, attributable mainly to increased room operating and marketing expenses, which were only partially offset by lower management fees. The local economy is experiencing the effects of a change from an industrial to a service base, and several businesses are relocating from the area. Marketing efforts are focused on capturing business from other large corporate clients as the hotel's current largest client is reducing its operations in the area.

Residence Inn - Nashville (Airport): Room revenues, occupancy rates, and average daily room rates remained relatively unchanged for the first nine months of 1996 as compared to the same period of 1995. Operating expenses increased by 21% due in part to high repair and maintenance costs necessary to enable the hotel to maintain market position, and to the increased accrual for the potential payment of a sales and use tax assessed against the property by the State of Tennessee (currently $181,000, including estimated penalties and interest) covering the period from 1989 to 1993. The Partnership has filed a complaint with the State disputing this tax, which remains unresolved. Competition is increasing in the already difficult market, as other owners and managers are dramatically discounting rates to capture business. The economy remains strong which may absorb some of the pressure in the hotel market, including that from hotels currently under construction.

Residence Inn - Altamonte Springs: Room revenues increased by nearly 10% for the first three quarters of 1996 as compared to the same period of 1995, due to an increase in occupancy of 2% and an increase in average daily room rates of $5.47. Hotel operating expenses increased by 5%, resulting from significantly higher marketing and administrative expenditures, which were only partially offset by lower room operating expenses. Many large new businesses are locating to the area which has increased the demand in the hotel market. Competition is increasing, however, with several new extended-stay hotels either planned or currently under construction in the area. Marketing efforts are focused on capturing new business from relocations and training programs.

Partnership Liquidity and Capital Resources

First Three Quarters of 1996

As presented in the Statement of Cash Flows, cash was provided by operating activities. Cash was provided from investing activities from the sale of investments and was used by investing activities for capital improvements and purchase of cash investments. Cash was used by financing activities for distributions to partners and principal payments on notes payable.

The results of project operations before capital improvements for the first three quarters of 1996 and 1995 (as shown in the tables on pages 14 and 15) are determined by net income or loss adjusted for non-cash items such as depreciation and amortization and reduced by principal payments made on the notes payable. The project operations before capital improvements is an indication of the operational performance of the property. During the first three quarters of 1996, eight of the Partnership's nine remaining hotel properties generated positive project operations before deduction for capital improvements, while the Residence Inn - Nashville (Airport) experienced negative operations. The Partnership, after taking into account results of project operations before capital improvements, interest income, and general and administrative expenses, on an accrual basis, experienced positive results from operations for the period. Project operations should not be considered as an alternative to net income or loss (as presented in the financial statements) as an indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. The project operations after capital improvements for any given period may not be indicative of the property's general performance as capital improvements are likely to be made in large amounts associated with renovation programs.

In the first three quarters of 1996, the Partnership spent $1,783,000 on capital improvements. The majority was spent on room renovations at the Residence Inns - Fort Wayne, Indianapolis, Winston-Salem, Nashville and Louisville. In addition, capital was spent on stairway work and exterior painting at the Residence Inn - Lexington and Indianapolis, doors and entry way improvements at the Residence Inn - Fort Wayne, HVAC units at the Residence Inn - Louisville and for lock upgrades at the Residence Inns - Columbus, Indianapolis, Lexington, Louisville and Winston Salem. Voice mail systems were put into place at the Residence Inns
- Altamonte Springs and Nashville. In the remainder of 1996, the Partnership anticipates spending approximately $1,092,000 on capital improvements. These improvements are necessary to keep properties competitive in their respective markets and necessary under the management agreements.

In accordance with, and as is customary in the management of hotels, a percentage of revenues is placed in capital replacement funds. The capital replacement funds are used to fund on-going capital improvements as well as room or other major renovation programs. In general, the capital replacement funds are being held at the individual properties with additions, generally made monthly, based on revenues and expenditures which are part of the Partnership's approved capital expenditure budgets. Unused funds are being held in interest-bearing accounts. To the extent not available from an individual property's capital replacement fund, a capital improvement or renovation may be funded from the Partnership's working capital reserve.

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

The Partnership anticipates that it will have sufficient resources to meet its capital and operating requirements into the foreseeable future. A cash distribution to investors for the first quarter of 1996 was made at an annualized rate of 3%. A cash distribution for the second quarter of 1996 was made at an annualized rate of 4%. A cash distribution for the third quarter of 1996 will be made at an annualized rate of 4% on or about November 15, 1996. Cash distributions for 1995 were made quarterly, at an annualized rate of 3%. On August 15, 1996, a portion of the proceeds from the sale of the Residence Inn-Atlanta (Perimeter West), in the amount of $2,041,000, was distributed to the assignee limited partnership unit holders and the General Partners.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                    the Nine Months Ended September 30, 1996
                                     (000's)
                                            Columbus      Fort
                               Ontario       (East)       Wayne    Indianapolis    Lexington   Louisville
                               -------      -------      -------      -------       -------      -------

REVENUES:
Hotel operations:
  Rooms                        $ 2,831      $ 1,320      $ 1,229      $ 1,410       $ 1,323      $ 1,850
  Telephone and other              183           59           73           64           100          113
                               -------      -------      -------      -------       -------      -------
Hotel operations                 3,014        1,379        1,302        1,474         1,423        1,963
Interest and other                   0            0            0            0             0            0
                               -------      -------      -------      -------       -------      -------
Total revenues                   3,014        1,379        1,302        1,474         1,423        1,963
                               -------      -------      -------      -------       -------      -------

EXPENSES:
Hotel operations:
  Rooms                            506          298          250          329           239          337
  Administrative                   340          179          159          191           212          185
  Marketing                        334          131          142          174           167          214
  Energy                           168           76           68           75            67           70
  Repair and maintenance           155           78           67           86            95           87
  Management fees                   90           52           51           44            43           81
  Property taxes                    69           45            8           56            36           58
  Other                            119           47           39           30            52           58
                               -------      -------      -------      -------       -------      -------
Hotel operations                 1,781          906          784          985           911        1,090
Depreciation and other
  amortization                     378          163          163          196           194          224
Interest                           641          208          218          253           246          284
General and administrative           0            0            0            0             0            0
                               -------      -------      -------      -------       -------      -------
Total expenses                   2,800        1,277        1,165        1,434         1,351        1,598
                               -------      -------      -------      -------       -------      -------
NET INCOME(LOSS)                   214          102          137           40            72          365

Plus non-cash items - net          378          166          167          200           198          228
Less notes payable
  principal payments                 3           14           14           16            16           18
                               -------      -------      -------      -------       -------      -------
Project operations                 589          254          290          224           254          575

Capital Improvements                51           55          249          289           196          186
                               -------      -------      -------      -------       -------      -------
Project operations after
  capital improvements         $   538      $   199      $    41      ($   65)      $    58      $   389
                               =======      =======      =======      =======       =======      =======


Occupancy                           75%          87%          91%          81%           93%          88%
ADR                            $ 68.78      $ 74.97      $ 66.87      $ 78.76       $ 70.19      $ 87.13

                               Winston                                  Altamonte
                                Salem       Nashville      Atlanta       Springs    Partnership      Total
                               -------       -------       -------       -------      -------       -------

REVENUES:
Hotel operations:
  Rooms                        $ 1,419       $ 2,839       $     0       $ 2,552      $     0       $16,773
  Telephone and other               83           105             0            86            0           866
                               -------       -------       -------       -------      -------       -------
Hotel operations                 1,502         2,944             0         2,638            0        17,639
Interest and other                   0             0             0             0          331           331
                               -------       -------       -------       -------      -------       -------
Total revenues                   1,502         2,944             0         2,638          331        17,970
                               -------       -------       -------       -------      -------       -------

EXPENSES:
Hotel operations:
  Rooms                            310           688             0           523            0         3,480
  Administrative                   190           526            (8)          290            0         2,264
  Marketing                        168           342             0           276            0         1,948
  Energy                            79           175             0           129            0           907
  Repair and maintenance           100           251             0           121            0         1,040
  Management fees                   61            88             0           122            0           632
  Property taxes                    44            85            18           132            0           551
  Other                             43           202             0            63            0           653
                               -------       -------       -------       -------      -------       -------
Hotel operations                   995         2,357            10         1,656            0        11,475
Depreciation and other
  amortization                     192           373             0           313            0         2,196
Interest                           250           655             0           508            0         3,263
General and administrative           0             0             0             0          972           972
                               -------       -------       -------       -------      -------       -------
Total expenses                   1,437         3,385            10         2,477          972        17,906
                               -------       -------       -------       -------      -------       -------
NET INCOME(LOSS)                    65          (441)          (10)          161         (641)           64

Plus non-cash items - net          196           373             0           433            0         2,339
Less notes payable
  principal payments                16            99             0            77            0           273
                               -------       -------       -------       -------      -------       -------
Project operations                 245          (167)          (10)          517         (641)        2,130

Capital Improvements               329           345             0            83            0         1,783
                               -------       -------       -------       -------      -------       -------
Project operations after
  capital improvements         ($   84)      ($  512)      ($   10)      $   434      ($  641)      $   347
                               =======       =======       =======       =======      =======       =======


Occupancy                           85%           77%            0%           86%                        83%
ADR                            $ 75.48       $ 78.58       $  0.00       $ 84.77                    $ 76.16



                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                    the Nine Months Ended September 30, 1995
                                     (000's)
                                            Columbus       Fort
                               Ontario       (East)        Wayne    Indianapolis    Lexington    Louisville
                               -------      -------       -------      -------       -------       -------

REVENUES:
Hotel operations:
  Rooms                        $ 2,817      $ 1,224       $ 1,156      $ 1,369       $ 1,200       $ 1,657
  Telephone and other              178           41            64           75            92           111
                               -------      -------       -------      -------       -------       -------
Hotel operations                 2,995        1,265         1,220        1,444         1,292         1,768
Interest and other                  30            0             0            0             0             0
                               -------      -------       -------      -------       -------       -------
Total revenues                   3,025        1,265         1,220        1,444         1,292         1,768
                               -------      -------       -------      -------       -------       -------

EXPENSES:
Hotel operations:
  Rooms                            482          269           224          305           262           288
  Administrative                   271          222           141          208           168           187
  Marketing                        330          108           112          162           108           173
  Energy                           189           72            62           75            63            66
  Repair and maintenance           136           72            42           93            88            81
  Management fees                  120           82            79           94            84           115
  Property taxes                    54           64            62           54            38            59
  Other                            152           33            34           36            43            55
                               -------      -------       -------      -------       -------       -------
Hotel operations                 1,734          922           756        1,027           854         1,024
Depreciation and other
  amortization                     371          156           154          190           178           214
Interest                           642          210           220          255           248           286
General and administrative           0            0             0            0             0             0
                               -------      -------       -------      -------       -------       -------
Total expenses                   2,747        1,288         1,130        1,472         1,280         1,524
                               -------      -------       -------      -------       -------       -------
NET INCOME(LOSS)                   278          (23)           90          (28)           12           244

Plus non-cash items - net          341          159           157          194           182           218
Less notes payable
  principal payments                 4           12            13           15            14            17
                               -------      -------       -------      -------       -------       -------
Project operations                 615          124           234          151           180           445

Capital Improvements               119          170           146           90           206           211
                               -------      -------       -------      -------       -------       -------
Project operations after
  capital improvements         $   496      ($   46)      $    88      $    61       ($   26)      $   234
                               =======      =======       =======      =======       =======       =======


Occupancy                           76%          89%           93%          81%           82%           85%
ADR                            $ 68.18      $ 68.09       $ 61.44      $ 76.46       $ 72.51       $ 80.59

                               Winston                                 Altamonte
                                Salem      Nashville      Atlanta       Springs     Partnership      Total
                               -------      -------       -------       -------       -------       -------

REVENUES:
Hotel operations:
  Rooms                        $ 1,334      $ 2,811       $ 2,281       $ 2,328       $     0       $18,177
  Telephone and other               77          135           136           108             0         1,017
                               -------      -------       -------       -------       -------       -------
Hotel operations                 1,411        2,946         2,417         2,436             0        19,194
Interest and other                   0            7            13             0           179           229
                               -------      -------       -------       -------       -------       -------
Total revenues                   1,411        2,953         2,430         2,436           179        19,423
                               -------      -------       -------       -------       -------       -------

EXPENSES:
Hotel operations:
  Rooms                            263          667           479           562             0         3,801
  Administrative                   198          283           461           236             0         2,375
  Marketing                        120          289           230           216             0         1,848
  Energy                            67          176           113           132             0         1,015
  Repair and maintenance            83          159           100           114             0           968
  Management fees                   92           89           120           122             0           997
  Property taxes                    50           83            83           141             0           688
  Other                             45          202            48            49             0           697
                               -------      -------       -------       -------       -------       -------
Hotel operations                   918        1,948         1,634         1,572             0        12,389
Depreciation and other
  amortization                     186          455           351           464             0         2,719
Interest                           251          674           464           505             0         3,755
General and administrative           0            0             0             0           482           482
                               -------      -------       -------       -------       -------       -------
Total expenses                   1,355        3,077         2,449         2,541           482        19,345
                               -------      -------       -------       -------       -------       -------
NET INCOME(LOSS)                    56         (124)          (19)         (105)         (303)           78

Plus non-cash items - net          190          449           349           574             0         2,813
Less notes payable
  principal payments                15           81            28            69             0           268
                               -------      -------       -------       -------       -------       -------
Project operations                 231          244           302           400          (303)        2,623

Capital Improvements                52          339           147           128             0         1,608
                               -------      -------       -------       -------       -------       -------
Project operations after
  capital improvements         $   179      ($   95)      $   155       $   272       ($  303)      $ 1,015
                               =======      =======       =======       =======       =======       =======


Occupancy                           85%          79%           80%           84%                         82%
ADR                            $ 70.61      $ 77.97       $ 87.99       $ 79.30                     $ 74.69


                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                    the Three Months Ended September 30, 1996
                                     (000's)
                                         Columbus    Fort
                              Ontario     (East)     Wayne   Indianapolis  Lexington  Louisville
                               -----      -----      -----       -----       -----      -----
REVENUES:
Hotel operations:
  Rooms                        $ 913      $ 469      $ 432       $ 512       $ 470      $ 696
  Telephone and other             58         17         25          24          32         32
                               -----      -----      -----       -----       -----      -----
Hotel operations                 971        486        457         536         502        728
Interest and other                 0          0          0           0           0          0
                               -----      -----      -----       -----       -----      -----
Total revenues                   971        486        457         536         502        728
                               -----      -----      -----       -----       -----      -----

EXPENSES:
Hotel operations:
  Rooms                          177        106         86         117          86        126
  Administrative                 107         52         69          65          49         68
  Marketing                      118         44         47          61          54         79
  Energy                          52         26         16          18          18         24
  Repair and maintenance          59         27         28          21          30         28
  Management fees                 29         25         25          16          15         38
  Property taxes                  14         13        (61)         19          12         19
  Other                           39         12         11           8          16         16
                               -----      -----      -----       -----       -----      -----
Hotel operations                 595        305        221         325         280        398
Depreciation and other
  amortization                   127         54         56          68          65         76
Interest                         213         69         72          84          82         94
General and administrative         0          0          0           0           0          0
                               -----      -----      -----       -----       -----      -----
Total expenses                   935        428        349         477         427        568
                               -----      -----      -----       -----       -----      -----
NET INCOME(LOSS)                  36         58        108          59          75        160

Plus non-cash items - net        127         54         58          69          66         77
Less notes payable
  principal payments               0          5          5           5           5          6
                               -----      -----      -----       -----       -----      -----
Project operations               163        107        161         123         136        231

Capital Improvements              23          6        222         198          40         38
                               -----      -----      -----       -----       -----      -----
Project operations after
  capital improvements         $ 140      $ 101      ($ 61)      ($ 75)      $  96      $ 193
                               =====      =====      =====       =====       =====      =====


Occupancy                         72%        90%        90%         86%         95%        93%
ADR                            $75.41     $77.91     $71.01      $80.57      $73.51     $92.57

                               Winston                                 Altamonte
                                Salem       Nashville     Atlanta       Springs    Partnership     Total
                               -------       -------      -------       -------      -------      -------
REVENUES:
Hotel operations:
  Rooms                        $   462       $ 1,114      $     0       $   803      $     0      $ 5,871
  Telephone and other               27            40            0            30            0          285
                               -------       -------      -------       -------      -------      -------
Hotel operations                   489         1,154            0           833            0        6,156
Interest and other                   0             0            0             0          107          107
                               -------       -------      -------       -------      -------      -------
Total revenues                     489         1,154            0           833          107        6,263
                               -------       -------      -------       -------      -------      -------

EXPENSES:
Hotel operations:
  Rooms                            104           229            0           176            0        1,207
  Administrative                    56           166            0           111            0          743
  Marketing                         54           129            0            89            0          675
  Energy                            21            63            0            36            0          274
  Repair and maintenance            35            69            0            39            0          336
  Management fees                   20            34            0            32            0          234
  Property taxes                    15            28           18            44            0          121
  Other                             13            63            0            20            0          198
                               -------       -------      -------       -------      -------      -------
Hotel operations                   318           781           18           547            0        3,788
Depreciation and other
  amortization                      66           117            0            89            0          718
Interest                            83           216            0           171            0        1,084
General and administrative           0             0            0             0          435          435
                               -------       -------      -------       -------      -------      -------
Total expenses                     467         1,114           18           807          435        6,025
                               -------       -------      -------       -------      -------      -------
NET INCOME(LOSS)                    22            40          (18)           26         (328)         238

Plus non-cash items - net           68           117            0           131          (74)         693
Less notes payable
  principal payments                 5            30            0            26            0           87
                               -------       -------      -------       -------      -------      -------
Project operations                  85           127          (18)          131         (402)         844

Capital Improvements               272           114            0            29            0          942
                               -------       -------      -------       -------      -------      -------
Project operations after
  capital improvements         ($  187)      $    13      ($   18)      $   102      ($  402)     ($   98)
                               =======       =======      =======       =======      =======      =======


Occupancy                           85%           85%                        85%                       85%
ADR                            $ 73.39       $ 92.46                    $ 87.56                   $ 81.55


                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                    the Three Months Ended September 30, 1995
                                     (000's)
                                         Columbus     Fort
                              Ontario     (East)      Wayne   Indianapolis Lexington  Louisville
                               -----      -----       -----       -----      -----      -----
REVENUES:
Hotel operations:
  Rooms                        $ 873      $ 421       $ 419       $ 501      $ 429      $ 601
  Telephone and other             61         11          26          26         33         37
                               -----      -----       -----       -----      -----      -----
Hotel operations                 934        432         445         527        462        638
Interest and other                10          0           0           0          0          0
                               -----      -----       -----       -----      -----      -----
Total revenues                   944        432         445         527        462        638
                               -----      -----       -----       -----      -----      -----

EXPENSES:
Hotel operations:
  Rooms                          154         91          76         107         90        103
  Administrative                  86         76          41          58         49         60
  Marketing                      103         42          38          49         40         62
  Energy                          76         26          21          27         17         25
  Repair and maintenance          49         29          16          34         27         27
  Management fees                 38         28          29          34         30         41
  Property taxes                  24         20          18          18         13         20
  Other                           60         12          10          11         14         18
                               -----      -----       -----       -----      -----      -----
Hotel operations                 590        324         249         338        280        356
Depreciation and other
  amortization                   124         54          53          60         58         71
Interest                         214         70          74          85         83         95
General and administrative         0          0           0           0          0          0
                               -----      -----       -----       -----      -----      -----
Total expenses                   928        448         376         483        421        522
                               -----      -----       -----       -----      -----      -----
NET INCOME(LOSS)                  16        (16)         69          44         41        116

Plus non-cash items - net        114         55          54          62         59         72
Less notes payable
  principal payments               2          4           5           5          4          6
                               -----      -----       -----       -----      -----      -----
Project operations               128         35         118         101         96        182

Capital Improvements             102        115         133          71         84         76
                               -----      -----       -----       -----      -----      -----
Project operations after
  capital improvements         $  26      ($ 80)      ($ 15)      $  30      $  12      $ 106
                               =====      =====       =====       =====      =====      =====


Occupancy                         70%        92%         97%         86%        88%        89%
ADR                            $68.41     $68.50      $64.55      $78.72     $72.76     $84.07

                               Winston                                Altamonte
                                Salem      Nashville     Atlanta       Springs     Partnership      Total
                               -------      -------      -------       -------       -------       -------
REVENUES:
Hotel operations:
  Rooms                        $   461      $ 1,004      $   775       $   739       $     0       $ 6,223
  Telephone and other               29           45           35            35             0           338
                               -------      -------      -------       -------       -------       -------
Hotel operations                   490        1,049          810           774             0         6,561
Interest and other                   0            0            4             0            66            80
                               -------      -------      -------       -------       -------       -------
Total revenues                     490        1,049          814           774            66         6,641
                               -------      -------      -------       -------       -------       -------

EXPENSES:
Hotel operations:
  Rooms                            101          242          197           191             0         1,352
  Administrative                    62          104          283            79             0           898
  Marketing                         36          104           80            71             0           625
  Energy                            20           57           46            47             0           362
  Repair and maintenance            27           53           32            43             0           337
  Management fees                   32           32           41            39             0           344
  Property taxes                    17           30           27            47             0           234
  Other                             17           69           15            14             0           240
                               -------      -------      -------       -------       -------       -------
Hotel operations                   312          691          721           531             0         4,392
Depreciation and other
  amortization                      61          133          121           156             0           891
Interest                            83          224          155           169             0         1,252
General and administrative           0            0            0             0           188           188
                               -------      -------      -------       -------       -------       -------
Total expenses                     456        1,048          997           856           188         6,723
                               -------      -------      -------       -------       -------       -------
NET INCOME(LOSS)                    34            1         (183)          (82)         (122)          (82)

Plus non-cash items - net           63          134          120           193             0           926
Less notes payable
  principal payments                 5           28           10            20             0            89
                               -------      -------      -------       -------       -------       -------
Project operations                  92          107          (73)           91          (122)          755

Capital Improvements                13           41           12            26             0           673
                               -------      -------      -------       -------       -------       -------
Project operations after
  capital improvements         $    79      $    66      ($   85)      $    65       ($  122)      $    82
                               =======      =======      =======       =======       =======       =======


Occupancy                           86%          80%          83%           82%                         83%
ADR                            $ 72.43      $ 80.88      $ 86.87       $ 77.08                     $ 75.80

                                     PART II

                                OTHER INFORMATION

Item 1.      Legal Proceedings.

Metric Partners Growth Suite Investors, L.P. vs. Kenneth E. Nelson, The Nelson Group, et al., San Francisco County Superior Court, Case No. 928065 (the "SF Lawsuit"). [This lawsuit is related to the other four proceedings described below. Terms defined in the description of one case may be used in the description of the other cases.]

This lawsuit relates to disputes in connection with management of the Partnership's Residence Inn - Ontario by an entity controlled by Kenneth E. Nelson ("Nelson") from April 1988 to February 1991. In March 1993, the Partnership and Nelson verbally agreed to settle the SF Lawsuit at a settlement conference (the "SF Settlement"), whereby the Partnership would purchase the land (the "Land") underlying the Partnership's Residence Inn - Nashville (the "Hotel") currently leased by the Partnership from Nashville Lodging Company
("NLC"), an entity controlled by Nelson. Various disagreements between the Partnership and Nelson regarding the SF Settlement arose after March 1993 and documents to effectuate the SF Settlement were never completed or executed.

In July 1994, the Court in the Nashville Case I, discussed below, ruled that the Hotel had been fraudulently conveyed to NLC in 1986 and voided the conveyance. The Court in the Nashville Case I ordered a sale of the Land, subject to all prior encumbrances, including the ground lease of the Land by the Partnership (the "Lease"). As discussed in more detail below (see "Nashville Case I"), subsequent to a judicial sale held on July 24, 1996, the Court ruled in a confirmation hearing held in August 1996 that the Land would be sold to Orlando Residence, Ltd ("Orlando"). Unless NLC regains ownership of the Land, the Partnership will not be able to purchase the Land as agreed in the SF Settlement. The Partnership will ask the Court in the SF Lawsuit to resolve the remaining issues related to the SF Settlement.

Orlando Residence Ltd. vs. Metric Partners Growth Suite Investors,  L.P. et al.,
Chancery  Court  for  Davidson  County,  in  Nashville,   Tennessee,   Case  No.
92-3086-III ("Nashville Case I")

2300 Elm Hill Pike, Inc. ("2300") (formerly known as Nashville Residence Corporation until 1986) was the original owner of the Hotel (including the
Land). 2300 conveyed its interest in the Hotel (including the Land) to NLC in 1986 by unrecorded quitclaim deed. In April 1989, NLC sold the Hotel and leased the Land to the Partnership pursuant to the Lease.

In October 1992, Orlando filed this lawsuit against NLC and its general partners and the Partnership, alleging that the sale of the Hotel and the Land by 2300 to NLC in 1986 and NLC's subsequent sale of the Hotel and lease of the Land to the Partnership in 1989 were fraudulent conveyances, intended to hinder Plaintiff's recovery of a judgment against 2300. In August 1993, the Court dismissed this action against the Partnership. The Partnership's only material continuing interest in the case is its effect on ownership of the Land and the Lease.

In August 1994, the Court held that the sale of the Hotel by 2300 to NLC was a fraudulent conveyance and voided the conveyance. The defendants appealed the judgment for Orlando in this case to the Tennessee Court of Appeals, but the judgment was not stayed pending appeal. Oral argument on this appeal was held on November 1, 1996, but no decision has yet been rendered.

Orlando requested and the Court ordered a judicial sale of the Land, with the sale subject to encumbrances of record, including the Lease. The sale is a credit sale, with the purchase price due in six months. This sale was held on July 24, 1996. At a confirmation hearing in August 1996, the Court ordered the Land to be sold to Orlando. He further ordered that Orlando was to become the landlord under the Lease. In addition, an affiliate of Nelson's has the right to purchase the Land from Orlando prior to January 24, 1997 for $1,500,000 cash plus interest at the legal rate from July 24, 1996.

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

Orlando filed this action against 2300 and NLC in the Davidson County Chancery Court to attempt to execute on its judgment against Nelson, NLC and 2300 in Nashville Case I by subjecting the Land to sale. In May 1995, 2300 and NLC filed a third-party complaint against the Partnership, alleging it had refused to purchase the Land as required by the SF Settlement. 2300 and NLC demand payment by the Partnership of 2300 and NLC's costs of defending Nashville Case II and indemnification for any loss resulting from the claims of Orlando, among other claims of damage.

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

In June 1996, the Partnership filed a counterclaim, claiming damages for the failure of NLC to complete the SF Settlement. The Partnership also added the general partners of NLC as additional counterclaim defendants to the case. In July 1996, the counterclaim defendants filed an answer to the counterclaim and a motion for summary judgment dismissing the counterclaim. A hearing on this motion has not yet been held.

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

GSI filed this action May 3, 1996 to obtain, among other things, a judicial determination of the rights and obligations of GSI and NLC under the senior mortgage on the Hotel ("Senior Mortgage"), a note held by NLC "wrapped around" the Senior Mortgage (the "Wrap Note") and the Lease as a consequence of GSI's cure of certain defaults by NLC under the Senior Mortgage. GSI believes that as a result of such cure, it has become the direct obligor to the lender under the Senior Mortgage and that the Wrap Note has been satisfied and the payments due under the Lease reduced by $50,000 per year. GSI also seeks preliminary and permanent injunctive relief to prevent NLC from attempting to accelerate or foreclose the Wrap Note and/or from attempting to enforce any remedies with regard to the Lease in connection with this matter and a judgment establishing that GSI is the owner of the Hotel, subject only to the Lease and certain specified security interests.

In May 1996, the Partnership obtained a temporary injunction staying NLC from undertaking any efforts to exercise any remedies pursuant to the Wrap Note or the Lease. NLC and 2300 filed an answer in June, together with a counterclaim against the Partnership. NLC and 2300 claimed damages from the Partnership and asked the Court to permit acceleration of the Wrap Note and termination of the Lease. In July 1996, the Partnership filed a motion for summary judgment in this case, asking that the Court award the relief sought by it and that the Court dismiss the counterclaim of NLC and 2300. At a hearing on this motion held in August 1996 the Court granted the Partnership's motion. The defendants have purported to appeal from this ruling.

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



                            Date:  November 11, 1996
                                   ---------------------------