Form 10-K405
period 1996-12-31
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 1997-03-28
CIK 800730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -----------------

         Commission file number 0-17660

                                 METRIC PARTNERS

                          GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership
             (Exact name of Registrant as specified in its charter)

          CALIFORNIA                                            94-3050708
---------------------------------                            -------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

         1 California Street
      San Francisco, California                                 94111-5415
---------------------------------                            -------------------
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

It is anticipated that affiliates of Metric Realty will be involved in a reorganization effective April 1, 1997. As a result, it is expected that the partners of Metric Realty as of such date will be SSR Realty Advisors, Inc. and Metric Property Management, Inc.; SSR Realty Advisors, Inc. will be the Managing Partner. This change in the partners of Metric Realty will have no material effect on the Partnership.

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

Beginning in April 1988, the Partnership offered $60,000,000 in Limited Partnership Assignee Units. The offering was closed on June 30, 1989 with total funding of $59,932,000. The net proceeds of the offering were used to purchase ten hotel properties, which are described in Item 2. The acquisition activities of the Partnership were completed on March 16, 1990, with the purchase of a final hotel property, the Residence Inn - Altamonte Springs. Since that time, the principal activity of the Partnership has been managing its portfolio. As the Partnership's long-term goal is to ultimately liquidate the portfolio, the markets where the hotels are located are monitored on an ongoing basis for potential sales opportunities. In mid 1995, the Partnership believed that market conditions in Atlanta were optimum to consider a sale of the Residence Inn-Atlanta (Perimeter West) and initiated discussions with potential purchasers. Following a series of negotiations, the Partnership entered into a purchase and sale agreement with an unaffiliated buyer and sold the property on October 3, 1995. The Partnership's remaining hotels are currently being marketed for sale.

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

The Partnership and the hotel management company maintain property and liability insurance on the properties. The Partnership believes such coverage to be adequate.

The Partnership is subject to the general competitive conditions of the lodging industry. In addition, each of the Partnership's properties competes in an area which normally contains numerous other properties which may be considered competitive.

Item 2.    Properties.

A description of the hotel properties which the Partnership owns is as follows:


Name and Location                           Date of Purchase     Rooms
-----------------                           ----------------     -----
Residence Inn-Ontario                              04/88          200
 2025 East D Street
 Ontario, California

Residence Inn-Fort Wayne                           06/88           80
 4919 Lima Road
 Fort Wayne, Indiana

Residence Inn-Columbus East                        06/88           80
 2084 South Hamilton Road
 Columbus, Ohio

Residence Inn-Indianapolis                         06/88           88
 3553 Founders Road
 Indianapolis, Indiana

Residence Inn-Lexington                            06/88           80
 1080 Newtown Pike
 Lexington, Kentucky

Residence Inn-Louisville                           06/88           96
 120 North Hurtsbourne Lane
 Louisville, Kentucky

Residence Inn-Winston-Salem                        06/88           88
 7835 North Point Boulevard
 Winston-Salem, North Carolina

Residence Inn-Nashville (Airport)                  05/89          168
  2300 Elm Hill Pike
  Nashville, Tennessee

Residence Inn-Atlanta (Perimeter West)(1)          10/89          128
  6096 Barfield Road
 Atlanta, Georgia

Residence Inn-Altamonte Springs                    03/90          128
 270 Douglas Avenue
 Altamonte Springs, Florida

--------

(1) Sold in October 1995.

See  the  Financial   Statements  in  Item  8  for  information   regarding  any
encumbrances to which the properties of the Partnership are subject.


Occupancy and room rates for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                 Average                          Average
                                                           Occupancy Rate (%)               Daily Room Rate ($)
                                                       --------------------------       -----------------------
------------------------------------------------
                                                          1996     1995    1994           1996     1995    1994
                                                          ----     ----    ----           ----     ----    ----
HOTELS:
Residence Inn-Ontario...........................           74       72      69            69.60    67.84   67.57
Residence Inn-Columbus East.....................           87       89      87            74.54    68.98   64.23
Residence Inn-Fort Wayne........................           88       93      89            67.45    62.43   59.04
Residence Inn-Indianapolis......................           82       80      85            76.06    75.69   69.48
Residence Inn-Lexington.........................           91       84      87            71.92    71.90   70.66
Residence Inn-Louisville........................           86       85      90            86.31    79.92   75.04
Residence Inn-Winston-Salem.....................           84       85      85            75.95    71.94   65.47
Residence Inn-Nashville (Airport)...............           76       77      75            78.74    77.43   72.71
Residence Inn-Atlanta (Perimeter West) (1)......            -       81      82              -      87.82   76.76
Residence Inn-Altamonte Springs.................           86       82      78            83.73    78.31   77.52

--------
(1) Sold in October 1995.


                               Project Operations

Project Operations for the years ended December 31, 1996, 1995 and 1994 are shown on the following three pages.

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

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                        the Year Ended December 31, 1996
                                     (000's)
                                       Columbus     Fort
                              Ontario   (East)      Wayne  Indianapolis Lexington Louisville
                              -------    -----      -----  ------------ --------- ---------
REVENUES:
Hotel operations:
  Rooms                      $3,843     $1,923     $1,753     $2,031     $1,947     $2,653
  Telephone and other           242         82         98         94        140        160
                              -----      -----      -----      -----      -----      -----
Hotel operations              4,085      2,005      1,851      2,125      2,087      2,813
Interest and other                0          0          0          0          0          0
                              -----      -----      -----      -----      -----      -----
Total revenues                4,085      2,005      1,851      2,125      2,087      2,813
                              -----      -----      -----      -----      -----      -----

EXPENSES:
Hotel operations:
  Rooms                         698        458        366        490        342        482
  Administrative                467        254        234        287        287        270
  Marketing                     468        198        197        259        248        310
  Energy                        245        109         95        114         88        100
  Repair and maintenance        202        115         88        123        131        121
  Management fees               123         74         89         64         76        115
  Property taxes                 94         71         29         76         52         77
  Other                         146         60         51         48         70         83
                              -----      -----      -----      -----      -----      -----
Hotel operations              2,443      1,339      1,149      1,461      1,294      1,558
Depreciation and other
  amortization                  505        218        224        264        258        301
Interest                        855        277        291        337        328        379
General and
  administrative                  0          0          0          0          0          0
                              -----      -----      -----      -----      -----      -----
Total expenses                3,803      1,834      1,664      2,062      1,880      2,238
                              -----      -----      -----      -----      -----      -----
INCOME(LOSS)                    282        171        187         63        207        575

Plus non-cash items - net       505        222        228        269        263        307
Less notes payable
  principal payments              3         18         19         22         22         25
                              -----      -----      -----      -----      -----      -----
Project operations              784        375        396        310        448        857

Capital Improvements             84        179        276        319        361        221
                              -----      -----      -----      -----      -----      -----
Project operations after
  capital improvements       $  700     $  196     $  120     $   (9)    $   87     $  636
                              =====      =====      =====      =====      =====      =====


Occupancy                        74%        87%        88%        82%        91%        86%
ADR                          $69.60     $74.54     $67.45     $76.06     $71.92     $86.31

                              Winston                             Altamonte
                               Salem       Nashville    Atlanta    Springs    Partnership      Total
                              -------      ---------    -------    -------    -----------      -----
REVENUES:
Hotel operations:
  Rooms                       $ 2,082       $ 3,744       $ 0       $3,412      $     0       $23,388
  Telephone and other             134           148         0          124            0         1,222
                              -------       -------       ---       ------      -------       -------
Hotel operations                2,216         3,892         0        3,536            0        24,610
Interest and other                  0             0         0            0          435           435
                              -------       -------       ---       ------      -------       -------
Total revenues                  2,216         3,892         0        3,536          435        25,045
                              -------       -------       ---       ------      -------       -------

EXPENSES:
Hotel operations:
  Rooms                           444           930         0          689            0         4,899
  Administrative                  287           627         9          379            0         3,101
  Marketing                       252           451         0          379            0         2,762
  Energy                          115           239         0          176            0         1,281
  Repair and maintenance          146           320         0          165            0         1,411
  Management fees                  94           117         0          164            0           916
  Property taxes                   63           112         0          164            0           738
  Other                            66           316         0           77            0           917
                              -------       -------       ---       ------      -------       -------
Hotel operations                1,467         3,112         9        2,193            0        16,025
Depreciation and other
  amortization                    263           496         0          404            0         2,933
Interest                          333           872         0          678            0         4,350
General and
  administrative                    0             0         0            0        1,216         1,216
                              -------       -------       ---       ------      -------       -------
Total expenses                  2,063         4,480         9        3,275        1,216        24,524
                              -------       -------       ---       ------      -------       -------
INCOME(LOSS)                      153          (588)       (9)         261         (781)          521

Plus non-cash items - net         268           496         0          564            0         3,122
Less notes payable
  principal payments               22           129         0          100            0           360
                              -------       -------       ---       ------      -------       -------
Project operations                399          (221)       (9)         725         (781)        3,283

Capital Improvements              430           548         0          153            0         2,571
                              -------       -------       ---       ------      -------       -------
Project operations after
  capital improvements        ($   31)      ($  769)      ($9)      $  572      ($  781)      $   712
                              =======       =======       ===       ======      =======       =======


Occupancy                          84%           76%        0%          86%                        82%
ADR                            $75.95        $78.74     $0.00       $83.73                    $ 76.13


                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                        the Year Ended December 31, 1995
                                     (000's)
                                             Columbus       Fort
                                Ontario       (East)        Wayne    Indianapolis    Lexington     Louisville
                                -------       ------        -----    ------------    ---------     ----------
REVENUES:
Hotel operations:
  Rooms                         $3,603       $ 1,783        $1,693       $1,994       $ 1,751        $2,363
  Telephone and other              244            66            94           99           135           157
                                ------       -------        ------       ------       -------        ------
Hotel operations                 3,847         1,849         1,787        2,093         1,886         2,520
Interest and other                  53             0             0            0             0             0
                                ------       -------        ------       ------       -------        ------
Total revenues                   3,900         1,849         1,787        2,093         1,886         2,520
                                ------       -------        ------       ------       -------        ------

EXPENSES:
Hotel operations:
  Rooms                            672           396           331          444           380           416
  Administrative                   385           298           196          292           236           264
  Marketing                        446           157           165          228           174           243
  Energy                           274           107            91           97            90            98
  Repair and maintenance           189           101            64          127           123           115
  Management fees                  154           120           116          137           123           165
  Property taxes                    78            89            80           79            51            80
  Other                            201            54            51           56            70            78
                                ------       -------        ------       ------       -------        ------
Hotel operations                 2,399         1,322         1,094        1,460         1,247         1,459
Depreciation and other
  amortization                     496           206           204          253           245           286
Interest                           855           279           293          339           330           381
General and administrative           0             0             0            0             0             0
                                ------       -------        ------       ------       -------        ------
Total expenses                   3,750         1,807         1,591        2,052         1,822         2,126
                                ------       -------        ------       ------       -------        ------
INCOME(LOSS) (1)                   150            42           196           41            64           394

Plus non-cash items - net          442           210           209          258           250           292
Less notes payable
  principal payments                 5            17            17           20            20            23
                                ------       -------        ------       ------       -------        ------
Project operations                 587           235           388          279           294           663

Capital Improvements               163           268           228          163           326           220
                                ------       -------        ------       ------       -------        ------
Project operations after
  capital improvements          $  424       ($   33)       $  160       $  116       ($   32)       $  443
                                ======       =======        ======       ======       =======        ======

(1) Before gain on sale of property.
Occupancy                           72%           89%           93%          80%           84%           85%
ADR                             $67.84        $68.98        $62.43       $75.69        $71.90        $79.92

                                Winston                                 Altamonte
                                 Salem      Nashville      Atlanta       Springs    Partnership       Total
                                 -----      ---------      -------       -------    -----------       -----
REVENUES:
Hotel operations:
  Rooms                         $1,956       $ 3,654        $2,496       $ 2,982        $   0        $24,275
  Telephone and other              111           173           153           142            0          1,374
                                ------       -------        ------       -------        -----        -------
Hotel operations                 2,067         3,827         2,649         3,124            0         25,649
Interest and other                   0             7            54             0          344            458
                                ------       -------        ------       -------        -----        -------
Total revenues                   2,067         3,834         2,703         3,124          344         26,107
                                ------       -------        ------       -------        -----        -------

EXPENSES:
Hotel operations:
  Rooms                            391           877           493           767            0          5,167
  Administrative                   280           415           533           325            0          3,224
  Marketing                        192           384           258           291            0          2,538
  Energy                           100           236           131           174            0          1,398
  Repair and maintenance           121           216           109           164            0          1,329
  Management fees                  135           115           132           167            0          1,364
  Property taxes                    66           105            82           167            0            877
  Other                             64           264            64            68            0            970
                                ------       -------        ------       -------        -----        -------
Hotel operations                 1,349         2,612         1,802         2,123            0         16,867
Depreciation and other
  amortization                     248           597           349           626            0          3,510
Interest                           335           899           467           674            0          4,852
General and administrative           0             0             0             0          809            809
                                ------       -------        ------       -------        -----        -------
Total expenses                   1,932         4,108         2,618         3,423          809         26,038
                                ------       -------        ------       -------        -----        -------
INCOME(LOSS) (1)                   135          (274)           85          (299)        (465)            69

Plus non-cash items - net          254           590           307           773            0          3,585
Less notes payable
  principal payments                20           100            28            83            0            333
                                ------       -------        ------       -------        -----        -------
Project operations                 369           216           364           391         (465)         3,321

Capital Improvements                84           331           178           202            0          2,163
                                ------       -------        ------       -------        -----        -------
Project operations after
  capital improvements          $  285       ($  115)       $  186       $   189        ($465)       $ 1,158
                                ======       =======        ======       =======        =====        =======

(1) Before gain on sale of property.
Occupancy                           85%           77%           81%           82%                         81%
ADR                             $71.94        $77.43        $87.82       $ 78.31                     $ 74.18


                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                        the Year Ended December 31, 1994
                                     (000's)
                                              Columbus         Fort
                                Ontario        (East)          Wayne      Indianapolis    Lexington    Louisville
                                -------        ------          -----      ------------    ---------    ----------
REVENUES:
Hotel operations:
  Rooms                         $ 3,381        $ 1,636        $ 1,527        $ 1,892        $1,780       $2,354
  Telephone and other               220             59             84            104           134          122
                                -------        -------        -------        -------        ------       ------
Hotel operations                  3,601          1,695          1,611          1,996         1,914        2,476
Interest and other                   40              0              0              0             0            0
                                -------        -------        -------        -------        ------       ------
Total revenues                    3,641          1,695          1,611          1,996         1,914        2,476
                                -------        -------        -------        -------        ------       ------

EXPENSES:
Hotel operations:
  Rooms                             649            342            309            410           353          392
  Administrative                    428            268            189            236           275          252
  Marketing                         436            152            166            215           148          244
  Energy                            250            122             96             98            89          103
  Repair and maintenance            171             77             87            104           117          113
  Management fees                   144            110            105            129           125          162
  Property taxes                     63             57             65             70            51           81
  Other                             147             50             43             53            62           64
                                -------        -------        -------        -------        ------       ------
Hotel operations                  2,288          1,178          1,060          1,315         1,220        1,411
Depreciation and other
  amortization                      550            283            272            346           307          371
Interest                            856            281            294            341           332          383
General and administrative            0              0              0              0             0            0
                                -------        -------        -------        -------        ------       ------
Total expenses                    3,694          1,742          1,626          2,002         1,859        2,165
                                -------        -------        -------        -------        ------       ------
INCOME(LOSS)                        (53)           (47)           (15)            (6)           55          311

Plus non-cash items - net           510            287            277            351           313          377
Less notes payable
  principal payments                  4             15             16             18            18           20
                                -------        -------        -------        -------        ------       ------
Project operations                  453            225            246            327           350          668

Capital Improvements                184             27             37            200            37          266
                                -------        -------        -------        -------        ------       ------
Project operations after
  capital improvements          $   269        $   198        $   209        $   127        $  313       $  402
                                =======        =======        =======        =======        ======       ======


Occupancy                            69%            87%            89%            85%           87%          90%
ADR                             $ 67.57        $ 64.23        $ 59.04        $ 69.48        $70.66       $75.04

                                Winston                                   Altamonte
                                 Salem        Nashville      Atlanta       Springs     Partnership       Total
                                 -----        ---------      -------       -------     -----------       -----
REVENUES:
Hotel operations:
  Rooms                         $ 1,790        $ 3,347        $2,931       $ 2,808        $   0        $ 23,446
  Telephone and other               113            169           169           134            0           1,308
                                -------        -------        ------       -------        -----        --------
Hotel operations                  1,903          3,516         3,100         2,942            0          24,754
Interest and other                    0             20            18             0          176             254
                                -------        -------        ------       -------        -----        --------
Total revenues                    1,903          3,536         3,118         2,942          176          25,008
                                -------        -------        ------       -------        -----        --------

EXPENSES:
Hotel operations:
  Rooms                             395            789           605           680            0           4,924
  Administrative                    264            330           355           316            0           2,913
  Marketing                         182            344           302           248            0           2,437
  Energy                            103            248           159           170            0           1,438
  Repair and maintenance            130            216           144           142            0           1,301
  Management fees                   124            105           155           147            0           1,306
  Property taxes                     67            121            75           187            0             837
  Other                              76            270            75            61            0             901
                                -------        -------        ------       -------        -----        --------
Hotel operations                  1,341          2,423         1,870         1,951            0          16,057
Depreciation and other
  amortization                      323            688           453           611            0           4,204
Interest                            337            901           622           670            0           5,017
General and administrative            0              0             0             0          677             677
                                -------        -------        ------       -------        -----        --------
Total expenses                    2,001          4,012         2,945         3,232          677          25,955
                                -------        -------        ------       -------        -----        --------
INCOME(LOSS)                        (98)          (476)          173          (290)        (501)           (947)

Plus non-cash items - net           329            668           451           747            0           4,310
Less notes payable
  principal payments                 18             99            37            72            0             317
                                -------        -------        ------       -------        -----        --------
Project operations                  213             93           587           385         (501)          3,046

Capital Improvements                116            427            38           116            0           1,448
                                -------        -------        ------       -------        -----        --------
Project operations after
  capital improvements          $    97        ($  334)       $  549       $   269        ($501)       $  1,598
                                =======        =======        ======       =======        =====        ========


Occupancy                            85%            75%           82%           78%                          80%
ADR                             $ 65.47         $72.71        $76.76       $ 77.52                     $  70.42


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

Metric Partners Growth Suite Investors, L.P. vs. Nashville Lodging Co., 2300 Elm Hill Pike, Inc., Orlando Residence, Ltd., and LaSalle National Bank, as trustee under that certain pooling and servicing agreement, dated July 11, 1995, for the holders of the WHP Commercial Mortgage Pass Through Certificates, Series 1995C1 and Robert Holland, Trustee, Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 96-1405-III.

For information regarding these lawsuits see Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Note 7 to the Financial Statements.

Metric Partners Growth Suite Investors, L.P. vs. Joe Huddleston, Commissioner of Revenue for the State of Tennessee, Tennessee Chancery Court for Davidson County, Case No. 94-1227-II.

Metric Partners Growth Suite Investors, L.P. vs. Joe Huddleston, Commissioner of Revenue for the State of Tennessee.

GSI filed this action April 25, 1994 to challenge the assessment of a sales and use tax deficiency by the State for the period 1989 through 1993 in the amount of $122,799 with accrued interest through February 20, 1994 of $35,248 (the alleged deficiency plus estimated accrued interest totaled $205,000 at December 31, 1996). In general, the claimed deficiency relates presumably to sales tax related to food and beverage items used in the Hotel's complimentary breakfast and evening social hour. In February 1997, GSI learned that this case had been dismissed for failure to prosecute by its attorneys. A motion seeking reinstatement of the case was filed by GSI on March 18, 1997, and a hearing is scheduled for April 18, 1997.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Limited Partnership Assignee Unit holders are entitled to certain distributions as provided in the Partnership Agreement. From inception through February 15, 1997, Assignee Unit holders have received distributions from operations and sales ranging from $291 - $384 for each $1,000 limited partnership assignee Unit, exclusive of a $2 payment made in 1995 to the State of Georgia for real property taxes due on gain from the sale of the Residence Inn-Atlanta (Perimeter West). No market for Limited Partnership Assignee Units exists, nor is expected to develop.

As of December 31, 1996, the approximate number of holders of Limited Partnership Assignee Units was as follows:

                                                                   Number of
                                                                    Record
                Title of Class                                     Holders*
                --------------                                     --------
                Limited Partnership Assignee Units..........        4,939

--------
*Number of Investments

Item 6.    Selected Financial Data.

The following represents selected financial data for Metric Partners Growth Suite Investors, L.P., a California Limited Partnership, for each of the five years in the period ended December 31, 1996. The data should be read in conjunction with the financial statements included elsewhere herein.

                                         For the Year Ended December 31,
                                         -------------------------------
                                  1996     1995      1994       1993       1992
                                  ----     ----      ----       ----       ----
                                   (Amounts in thousands except per unit data)

TOTAL REVENUES ...............  $25,045  $26,107  $ 25,008   $ 24,190   $ 23,331
                                =======  =======  ========   ========   ========

NET INCOME (LOSS) ............  $   521  $ 3,344  $   (947)  $ (2,138)  $ (2,329)
                                =======  =======  ========   ========   ========

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT (1)  $     8  $    52  $    (19)  $    (39)  $    (38)
                                =======  =======  ========   ========   ========

TOTAL ASSETS .................  $67,436  $71,071  $ 74,936   $ 77,899   $ 81,951
                                =======  =======  ========   ========   ========

LONG TERM OBLIGATIONS:
   Notes Payable .............  $42,518  $42,669  $ 48,800   $ 49,003   $ 49,014
                                =======  =======  ========   ========   ========

CASH DISTRIBUTIONS PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT ...  $    68  $    32  $     30   $     30   $     28
                                =======  =======  ========   ========   ========

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

Results of Operations

1996 Compared to 1995

Net income was $521,000 in 1996 compared to net income of $3,344,000 in 1995. The net income in 1995 was comprised of $69,000 income before gain on sale of property and $3,275,000 gain on sale of property, whereas there was no gain on sale of property in 1996. Income before gain on sale of property increased by $452,000 in 1996 compared to 1995 despite the loss of income from the Residence Inn - Atlanta. Income before gain on sale of property increased at seven of the nine remaining properties, although substantially reduced by an increase in loss at the Residence Inn - Nashville and an increase in loss at the Partnership level.

Revenues from hotel operations decreased 4% for 1996 compared to 1995 due to the sale of the Residence Inn - Atlanta in 1995. The remaining nine properties all experienced increases in revenue totaling 7% as average daily room rates increased or stayed even and occupancy increased at five of the properties. Properties experiencing decreases in occupancy had increases in rates to more than offset the fall in occupancy. Hotel operating expenses decreased 5% primarily as a result of the sale of the Residence Inn - Atlanta in 1995. Hotel operating expenses, exclusive of the effect of the sale of one hotel, increased by 6% primarily due to significant increases in administrative and repair and maintenance expenses at the Residence Inn - Nashville and in marketing costs at all of the hotels. Administrative expenses at the Residence Inn - Nashville increased due to the increase in accrual, from $40,000 at December 31, 1995 to $205,000 at December 31, 1996, for potential payment to the State of Tennessee, as a result of a sales and use tax audit covering the period 1989-1993 (see Residence Inn - Nashville below). Overall management fee expense decreased compared to 1995 due to the restructured agreements with Marriott Corporation, which provided for lower base fees and introduced incentive fees on all the properties which are tied to the operations of the properties. Furthermore, the agreements provided for an increase in certain marketing fees charged by Marriott causing an increase in marketing costs for 1996 when compared to 1995. Interest and other income decreased by $23,000 in 1996. The decrease was the net result of a $91,000 increase in interest income primarily due to higher cash balances, specifically the proceeds from the sale of the Residence Inn - Atlanta and a $114,000 decrease in income resulting from recognition in 1995 of deferred income relating to the terminated management contracts for the Residence Inns - Ontario and Atlanta. Depreciation and amortization decreased $577,000 in 1996 as compared to 1995 due to the sale of one hotel in the fourth quarter of 1995 as well as fully depreciated furnishings at certain of the other hotels. Interest expense decreased $502,000 in 1996 compared to 1995 primarily due to the sale of the Residence Inn - Atlanta. General and administrative expenses increased $407,000 in 1996 when compared to 1995 primarily due to the write-off of a $194,000 receivable (as discussed below), increases in legal costs associated with the Residence Inn - Nashville and increases in administrative expenses. In addition, the $74,000 additional loan obligation, assumed as a result of the Partnership becoming the direct obligor on the first note on the Residence Inn - Nashville, was recorded as a Partnership expense in 1996. See Note 4 to the Financial Statements. The $194,000 receivable from a previous management company of the Residence Inn - Ontario has been written off. It was previously financially supported by the contemplated sale to the Partnership by an affiliated entity of said management company (the owner until August 1996 of the land whereupon the Residence Inn - Nashville is located, with whom the Partnership is involved in various litigations [see Note 7 to the Financial Statements, Legal Proceedings]) of such land, but collection is no longer deemed probable for financial statement purposes only.

The operations of the properties and the markets in which they are located are described below.

Residence Inn-Ontario: In 1996 room revenues increased 6.7% in comparison to the prior year due to an increase in occupancy and in room rates, which was offset, in part, by an increase in hotel operations expenses. During the year, the local economy continued to strengthen with new business development and the opening of the nearby Mills Shopping Center. This growth has also prompted increased competition, as nearby suite hotels are offering heavily discounted rates. In addition, construction permits have been issued for three new extended stay hotels within the market. A variety of marketing programs remain in place, focusing on promoting new business as well as retaining the existing clients.

Residence Inn-Columbus East: Room revenues increased 7.9% in 1996 as room rates improved substantially in comparison to the prior year. Occupancy reflected a modest decrease. Competition within the market will increase dramatically in 1997, as four new hotels are expected to open by mid year. Marketing efforts are focused on maintaining the existing patronage base in addition to increasing new business in light of the anticipated new competition.

Residence Inn-Fort Wayne: Room revenues increased 3.5% in 1996 in comparison to the prior year, which was offset by a 5% increase in hotel operations expenses. Occupancy declined 5% for the year although room rates improved significantly as compared to 1995. Growth in the local economy has prompted increased competition from apartment complexes and other hotels within the market, two of which opened in the fourth quarter of 1996.

Residence Inn-Indianapolis: A slight increase in room revenues for 1996 is primarily attributable to a modest increase in occupancy and room rates. Revenues were severely impacted by the boycott of the Indianapolis 500 auto race by several of its major competitors. Growth in the Indianapolis market is creating increased pressure on the Partnership's hotel, with three new hotels expected to open by mid 1997, and construction to begin on two others. Management, in addition to marketing to its traditional extended stay client base, is focusing efforts on increasing its share of the leisure and convention market.

Residence Inn-Lexington: Room revenues in 1996 increased 11.2% compared to the prior year, which was only partially offset by an increase in operations expenses of 3.8%. Occupancy increased 7% as compared to the prior year, while room rates remained stable. The Lexington economy continues to be strong, and it appears new hotel competition is being largely absorbed by growth in the market. Management is working to increase patronage from its largest corporate clients.

Residence Inn-Louisville: Room revenues increased by 12.3% in 1996 as compared to the prior year, resulting from significant growth in room rates and a slight increase in occupancy, which were only partially offset by a 6.8% increase in operations expenses. Although competition is very strong in the Louisville hotel market, with competitors offering heavily discounted rates, the Partnership's property has been able to maintain its position by providing a high level of customer service. This position will be difficult to maintain, however, as five new hotels are expected to open in 1997, which will create a significant marketing challenge for Management.

Residence Inn-Winston Salem: Room revenues increased 6.4% in 1996 in comparison to the prior year due primarily to an increase in room rates, which was only partially offset by an increase in operations expenses. Market conditions are unstable, as several of the area's largest employers are moving their operations to other areas, which is resulting in a shift from an industrial to a service based economy. Management is striving to maintain its market share through aggressive sales campaigns aimed at increasing patronage in all market sectors.

Residence Inn-Nashville: Room revenues increased 2.5% for 1996 in comparison to the prior year, primarily attributable to a slight increase in room rates at the hotel. This increase was more than offset by an increase of 19.1% in hotel operations expenses due to the increased accrual (from $40,000 at December 31, 1995, to $205,000 at December 31, 1996) for potential payment to the State of Tennessee for a sales and use tax assessed against the property covering the period from 1989 through 1993 and from a significant increase for certain repair and expense items. The Partnership has filed a lawsuit against the State disputing the sales and use tax, but recently learned that this lawsuit was dismissed for lack of prosecution by the Partnership's attorneys. A motion seeking reinstatement of the case was filed by the Partnership on March 18, 1997, and a hearing is scheduled for April 18, 1997. Competition in the hotel market, already intense, is anticipated to increase as yet another extended stay hotel is scheduled to open by mid-1997.

Residence Inn-Altamonte Springs: Room revenues for 1996 increased by 14.4% for 1996 as compared to the prior year, arising from increases in both occupancy and room rates. These increases were only partially offset by a 3.3% increase in hotel operations expenses in comparison to 1995. The Partnership's hotel maintained a favorable position in the market in 1996 as the local economy improved and no new supply was added in the hotel market. However, in 1997 five new extended stay hotels are planned, and existing competitors are intending to expand which will provide a significant challenge to the Partnership's property.

1995 Compared to 1994

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

Partnership Liquidity and Capital Resources

Introduction

As presented in the Statements of Cash Flows, cash was provided by operating activities. Cash was also used by investing activities for purchases of cash investments and improvements to properties and was provided from proceeds from cash investments. Cash was used by financing activities for note payable payments and distributions to partners.

The results of project operations before capital improvements for the year ended December 31, 1996 are determined by net income or loss adjusted for non-cash items such as depreciation and amortization, and reduced by principal payments made on the notes payable (see Item 2, Properties). The project operations before capital improvements is an indication of the operational performance of the property. During 1996, eight of the Partnership's nine remaining properties generated positive project operations before deductions for capital improvements. The Partnership, after taking into account results of project operations before capital improvements, interest income, and general and administrative expenses, on an accrual basis, experienced positive results from operations. Project operations should not be considered as an alternative to net income or loss (as presented in the financial statements), as an indicator of the Partnership's operating performance, or as an alternative to cash flow as a measure of liquidity. Project operations after capital improvements for any given year may not be indicative of the property's general performance as capital improvements are likely to be made in large amounts when associated with renovation programs.

The Partnership considers cash investments to be those investments (primarily commercial paper) with an original maturity date of more than three months at time of purchase. The cash investments at December 31, 1996 are described in
Note 1 to the Financial Statements.

The former management company at the Residence Inn-Ontario which is controlled by Kenneth E. Nelson ("Nelson") defaulted on certain obligations under the management agreement. As discussed in Note 7 to the financial statements, in 1991, the Partnership terminated the management agreement and initiated legal proceedings against the former management company. The management company withheld $194,000 from property funds in unauthorized management fees prior to relinquishing management of the property. The $194,000 was treated as a receivable in the Partnership's financial statements until 1996 when it was written off. See discussion in the Results of Operations section. In March 1993 the parties verbally agreed to settle the lawsuit (the "SF Settlement"); however, difficulties arose in consummating the settlement. After a hearing in May 1994, the Court ruled in June that in the settlement the Partnership had agreed to purchase the land underlying the Residence Inn-Nashville (the "Land") from Nashville Lodging Company ("NLC"), an affiliate of Nelson, subject to a lis pendens on the land.

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

In July 1994, the Court in the case filed by Orlando ruled that the Hotel had been fraudulently conveyed to NLC by 2300 in 1986 and voided the conveyance. Judgements totaling more than $1,350,000 were subsequently entered by this Court against Nelson, NLC and 2300. Based on this judgement, Orlando purchased the land at a judicial sale and became the landlord under the Lease. However, this judgement was reversed in December, 1996 and, if the reversal becomes final, NLC will likely become the owner of the Land pending the outcome of a new trial.

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

The loans on all the hotels mature in 1998. The Partnership periodically reviews alternative financing options which may be available in the marketplace. However, as reported to investors in December 1996, it is the Partnership's intention to proceed with the marketing for sale of the remaining hotels in the portfolio. This decision was reached after consideration of many factors including the improvement in operations of the hotels, in combination with their age and the increasing competition in each of their respective markets, and the recent activity of buyers purchasing hotels similar to those owned by the Partnership. After review of the 1996 year end appraisals, the Partnership interviewed a number of real estate brokerage firms and selected brokers who have begun marketing the hotels.

In 1996, the Partnership spent $2,571,000 on capital improvements. The majority was spent on room, meeting room and/or gatehouse renovations at the Residence Inns - Columbus, Fort Wayne, Indianapolis, Winston-Salem, Lexington, and Nashville. Capital was spent on deck and stairway work and exterior painting at the Residence Inns - Lexington and Nashville, doors and entryway improvements at the Residence Inn - Fort Wayne, HVAC units at the Residence Inns - Louisville and Indianapolis, siding replacements and painting of trim at the Residence Inn
- Altamonte Springs, and for lock upgrades at the Residence Inns - Columbus, Indianapolis, Lexington, Louisville, and Winston-Salem. Improvements to the landscaping and grounds were made at the Residence Inns - Lexington and Nashville. Voicemail systems were installed at the Residence Inns - Altamonte Springs and Nashville. In 1997, the Partnership anticipates spending approximately $2,300,000 on capital improvements. These improvements are necessary to enable the properties to remain competitive in their respective markets and are required under the franchise agreements.

During the second and third quarters of 1995 the Partnership worked with Marriott in an effort to restructure contracts on certain Partnership hotels under their management. An agreement was reached whereby Marriott reduced the base management fee, and incorporated incentive fees which are tied to the operations of the properties. The restructured agreements also provided for an increase in certain marketing fees charged by Marriott. The length of the contract terms was reduced. In addition, the Partnership is permitted to terminate the contract after a five year term in connection with a sale of the hotels. A termination fee would be payable if the purchaser were not to continue the Residence Inn by Marriott franchise. In exchange, the Partnership executed new agreements with Marriott for the management of the Residence Inns located in Altamonte Springs, Nashville, and Ontario. Effective January 1, 1996, Marriott manages all nine of the Partnership's remaining hotels.

In accordance with, and as is customary in the management of hotels, the management agreements provide for a percentage of revenues to be placed in capital replacement funds. The capital replacement funds are used to fund on-going capital improvements as well as room or other major renovation programs. In general, the capital replacement funds are being held in separate accounts with additions generally made monthly based on revenues and expenditures which are based on approved capital expenditure budgets by the Partnership. Unused funds are held in interest-bearing accounts. To the extent not available from an individual property's capital replacement fund, a capital improvement or renovation may be funded from the Partnership's working capital reserve.

In February, October, and December 1996 (two) unsolicited offers to purchase Units were made to the investors in the Partnership, of which the Partnership was aware. Under applicable securities laws, the Partnership was required to notify its investors of its views regarding these offers, and did so in February, November, December 1996, and in January 1997. The Partnership took no position with respect to the offers but rather advised the holders of assignee limited partnership Units to consult their personal financial advisors, as the desirability of any particular offer to any Unit holder could differ greatly depending upon such Unit holder's financial, tax, and other individual status.

Unit holders were also advised that the Partnership and its Transfer Agent would take such action as the Partnership deemed appropriate to ensure that resale transactions do not result in termination of the Partnership for tax purposes, cause the Partnership to be classified as a publicly traded partnership or cause the Partnership to be taxed as a corporation. Unit holders were reminded that, in order to protect its status as a partnership for federal income tax purposes, secondary market activity in its Units would be limited to less than 5% of the outstanding Units per calendar year, and that, for any of these reasons the Partnership may refuse to recognize a resale transaction.

Primarily as a result of the unsolicited offer in February 1996, in the early part of the year there were a number of resale transactions of assignee limited partnership Units of the Partnership which caused trading to reach 4.9% as of April 9, 1996. Subsequent to that date and through the remainder of the calendar year, the Partnership did not recognize resale transactions for 1996, and its Transfer Agent returned all paperwork regarding such transactions to the originators. This action was taken by the General Partner in accordance with its fiduciary responsibility and with the advice of Counsel to protect the Partnership's tax status as a limited partnership.

At the beginning of 1997 the suspension of resale transactions was removed; however, on February 26, 1997, the Partnership's Transfer Agent informed the
General Partner that trading had again reached 4.9% (near the 5% maximum percentage), at which time the General Partner again suspended processing of resale transactions. Unit holders were advised of that suspension, in accordance with Section 12.1 of the Partnership Agreement, via a special communication dated February 27, 1997. All paperwork submitted from the time of the suspension through the remainder of the calendar year will be returned to the originator.

Conclusion

The Partnership established an estimated value for the assignee Units in the Partnership as of December 31, 1996. Appraisals of the hotels were commissioned and undertaken by a firm which is a recognized appraiser and consultant to the hotel industry. The primary methodology employed in the appraisals used in the evaluation, which was selected by the appraiser and not pursuant to any instructions from the Partnership, was the income approach to value utilizing a discounted cash flow analysis. In conjunction with the preparation of the appraisals, a discount rate was determined by the appraiser based on several relevant factors, including, but not limited to, the current investment climate for hotel properties, local hotel market and economic conditions, comparisons of occupancy and room rates with prevailing market rates for similar properties and the status of the management contract for each hotel. The Partnership believes that the assumptions utilized in the process were not unreasonable. The value of the properties as determined by the appraisal process, in combination with the book value of other Partnership assets, has resulted in an estimated net asset value of each assignee Unit of $503 as of December 31, 1996. As of December 31, 1995, the value of the properties as determined by the appraisal process, in combination with the book value of other Partnership assets, resulted in an estimated net asset value of each assignee unit of $521. The change in value was primarily due to the distribution of a portion of the proceeds from the sale of the Residence Inn - Atlanta (Perimeter West) in the amount of $33.37 per assignee Unit and due to only modest changes in values of the hotels over the past year. It should be noted, however, that appraised values represent the opinion of the appraisal firm as of the date of the appraisals and are based on market conditions at the time of the appraisals and on assumptions concerning future circumstances which may or may not be accurate.

This valuation is an estimate of the assignee Unit value only which has been made as of December 31, 1996 based on the methodology described herein and does not represent a market value. There can be no assurance that the sales of the assets in the current market or at any time in the future would yield net proceeds which on a per assignee Unit basis would be equal to or greater than the estimated value. Further, there can be no assurance that sales of assignee Units now or in the future would yield net proceeds equal to or greater than this value. The assignee Units are illiquid and there is no formal liquid market where they are regularly traded. However, the Partnership is aware that some resales have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any time period and occur at a price negotiated between buyer and seller. We have no knowledge concerning how a particular price may be determined. A total of 325 resale transactions were recorded on the books of the Transfer Agent between January 1, 1997 and February 26, 1997 (at which time the Partnership suspended trading- see above), reflecting prices ranging from $191 to $466 per Unit, with a simple average price (not weighted) of $283. In 1996 a total of 122 resale transactions were recorded on the books of the Transfer Agent reflecting prices between $100 and $340, with a simple average price (not weighted) of $239 per Unit. In 1995, sixty-five resale transactions, of which the Partnership had knowledge, were recorded at a simple average price (not weighted) of $244 per assignee unit. In 1994, thirty-one resale transactions, of which the Partnership had knowledge, were recorded at a simple average price (not weighted) of $196 per assignee unit. The Partnership's knowledge of these transactions is based solely on the books and records of its Transfer Agent.

The Partnership anticipates that it will have sufficient resources to meet its capital and operating requirements into the foreseeable future.

Item 8. Financial Statements and Financial Statement Schedules.


                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                                TABLE OF CONTENTS
                                                                                        Page
                                                                                        ----
Report of Independent Auditors.....................................................      15
Financial Statements:
   Balance Sheets at December 31, 1996 and 1995....................................      16
   Statements of Operations for the Years ended December 31, 1996, 1995 and 1994...      17
   Statements of Partners' Equity for the Years ended
    December 31, 1996, 1995 and 1994...............................................      18
   Statements of Cash Flows for the Years ended December 31, 1996, 1995 and 1994...      19
   Notes to Financial Statements...................................................   20-25
Financial Statement Schedule:
   Schedule III -  Real Estate and Accumulated Depreciation at December 31, 1996...   26-27

      Financial statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the financial statements.

                                       14

                         REPORT OF INDEPENDENT AUDITORS

Metric Partners Growth Suite Investors, L.P., a California Limited Partnership:

      We have audited the accompanying balance sheets of Metric Partners Growth Suite Investors, L.P., a California Limited Partnership, (the "Partnership") as of December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for the three year period ended December 31, 1996. Our audit also included the financial statement schedule for 1996 of the Partnership listed in the accompanying table of contents. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1996 and 1995 and the results of its operations and its cash flows for the three year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for 1996 and 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Ernst & Young LLP

San Francisco, California
February 26, 1997

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                                 BALANCE SHEETS
                                  December 31,

                                                        1996            1995
                                                        ----            ----

                                     ASSETS

CASH AND CASH EQUIVALENTS ......................   $  3,436,000    $ 10,248,000
CASH INVESTMENTS ...............................      3,893,000            --
RESTRICTED CASH ................................        308,000         302,000
ACCOUNTS RECEIVABLE ............................        715,000       1,034,000
PREPAID EXPENSES AND OTHER ASSETS ..............        209,000         196,000

PROPERTIES AND IMPROVEMENTS ....................     90,456,000      87,885,000
ACCUMULATED DEPRECIATION .......................    (31,825,000)    (28,935,000)
                                                   ------------    ------------

NET PROPERTIES AND IMPROVEMENTS ................     58,631,000      58,950,000

DEFERRED FINANCING COSTS .......................         73,000         127,000
DEFERRED FRANCHISE FEES ........................        171,000         214,000
                                                   ------------    ------------

TOTAL ASSETS ...................................   $ 67,436,000    $ 71,071,000
                                                   ============    ============

                        LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE ...............................   $  1,107,000    $  1,022,000
ACCRUED PROPERTY TAXES .........................        311,000         391,000
ACCRUED INTEREST ...............................        263,000         344,000
OTHER LIABILITIES ..............................      1,347,000       1,095,000
DEFERRED GAIN ON SALE OF PROPERTY ..............        300,000         300,000
NOTES PAYABLE ..................................     42,518,000      42,669,000
                                                   ------------    ------------

TOTAL LIABILITIES ..............................     45,846,000      45,821,000
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES...................

PARTNERS' EQUITY:
 GENERAL PARTNERS ..............................         59,000         100,000
 LIMITED PARTNERS (59,932 units outstanding) ...     21,531,000      25,150,000
                                                   ------------    ------------

TOTAL PARTNERS' EQUITY .........................     21,590,000      25,250,000
                                                   ------------    ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY .........   $ 67,436,000    $ 71,071,000
                                                   ============    ============






                       See notes to financial statements.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                            STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994
                                                               1996           1995            1994
                                                               ----           ----            ----
REVENUES:
Hotel operations .......................................   $24,610,000   $ 25,649,000    $ 24,754,000
Interest and other .....................................       435,000        458,000         254,000
                                                           -----------   ------------    ------------

Total revenues .........................................    25,045,000     26,107,000      25,008,000
                                                           -----------   ------------    ------------

EXPENSES (Including $461,000, $410,000 and $390,000
paid to managing general partner and affiliates in 1996,
1995 and 1994, respectively)
Hotel operations
        Rooms ..........................................     4,899,000      5,167,000       4,924,000
        Administrative .................................     3,101,000      3,224,000       2,913,000
        Marketing ......................................     2,762,000      2,538,000       2,437,000
        Energy .........................................     1,281,000      1,398,000       1,438,000
        Repair and maintenance .........................     1,411,000      1,329,000       1,301,000
        Management fees ................................       916,000      1,364,000       1,306,000
        Property taxes .................................       738,000        877,000         837,000
        Other ..........................................       917,000        970,000         901,000
                                                           -----------   ------------    ------------
Total hotel operations .................................    16,025,000     16,867,000      16,057,000
Depreciation and other amortization ....................     2,933,000      3,510,000       4,204,000
Interest ...............................................     4,350,000      4,852,000       5,017,000
General and administrative .............................     1,216,000        809,000         677,000
                                                           -----------   ------------    ------------

Total expenses .........................................    24,524,000     26,038,000      25,955,000
                                                           -----------   ------------    ------------

INCOME (LOSS) BEFORE GAIN ON SALE OF PROPERTY ..........       521,000         69,000        (947,000)
Gain on sale of property ...............................          --        3,275,000            --
                                                           -----------   ------------    ------------
NET INCOME (LOSS) ......................................   $   521,000   $  3,344,000    $   (947,000)
                                                           ===========   ============    ============

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
 ASSIGNEE UNIT:
Income (loss) before gain on sale of property ..........   $         8   $         (1)   $        (19)
Gain on sale of property ...............................          --               53            --
                                                           -----------   ------------    ------------
NET INCOME (LOSS) ......................................   $         8   $         52    $        (19)
                                                           ===========   ============    ============

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP
 ASSIGNEE UNIT .........................................   $        68   $         32    $         30
                                                           ===========   ============    ============

                       See notes to financial statements.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              For the Years Ended December 31, 1996, 1995 and 1994

                                                  General       Limited
                                                  Partner       Partners         Total
                                                  -------       --------         -----
BALANCE, JANUARY 1, 1994 ....................   $(252,000)   $ 26,882,000    $ 26,630,000
Net Income (Loss) ...........................     221,000      (1,168,000)       (947,000)
Cash Distributions ..........................     (37,000)     (1,798,000)     (1,835,000)
                                                ---------    ------------    ------------
BALANCE, DECEMBER 31, 1994 ..................     (68,000)     23,916,000      23,848,000
Income (Loss) Before Gain on Sale of Property     105,000         (36,000)         69,000
Gain on Sale of Property ....................     102,000       3,173,000       3,275,000
Cash Distributions from Sale ................      (2,000)       (105,000)       (107,000)
Cash Distributions from Operations ..........     (37,000)     (1,798,000)     (1,835,000)
                                                ---------    ------------    ------------
BALANCE, DECEMBER 31, 1995 ..................     100,000      25,150,000      25,250,000
Net Income ..................................      43,000         478,000         521,000
Cash Distributions from Sale ................     (41,000)     (2,000,000)     (2,041,000)
Cash Distributions from Operations ..........     (43,000)     (2,097,000)     (2,140,000)
                                                ---------    ------------    ------------
BALANCE, DECEMBER 31, 1996 ..................   $  59,000    $ 21,531,000    $ 21,590,000
                                                =========    ============    ============

                       See notes to financial statements.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                            STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1996, 1995 and 1994
                                                                         1996           1995           1994
                                                                         ----           ----           ----
OPERATING ACTIVITIES:
Net income (loss) ..............................................   $    521,000    $  3,344,000    $  (947,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization ..........................      3,122,000       3,585,000      4,310,000
        Cost associated with note payable change (see Note 4) ..         74,000            --             --
        Gain on sale of property ...............................           --        (3,275,000)          --
        Changes in operating assets and liabilities:
           Accounts receivable .................................        319,000        (288,000)          --
           Prepaid expenses and other assets ...................        (13,000)        118,000        (13,000)
           Accounts payable, accrued expenses
            and other liabilities ..............................        176,000         678,000        100,000
                                                                   ------------    ------------    -----------
Net cash provided by operating activities ......................      4,199,000       4,162,000      3,450,000
                                                                   ------------    ------------    -----------

INVESTING ACTIVITIES:
Proceeds from sale of property - net ...........................           --         5,684,000           --
Capital improvements ...........................................     (2,571,000)     (2,163,000)    (1,448,000)
Restricted cash - increase .....................................         (6,000)       (302,000)          --
Purchase of cash investments ...................................     (5,862,000)     (1,409,000)      (494,000)
Proceeds from sale of cash investments .........................      1,969,000       1,409,000      1,478,000
                                                                   ------------    ------------    -----------
Net cash provided (used) by investing activities ...............     (6,470,000)      3,219,000       (464,000)
                                                                   ------------    ------------    -----------

FINANCING ACTIVITIES:
Notes payable principal payments ...............................       (360,000)       (333,000)      (317,000)
Cash distributions to partners .................................     (4,181,000)     (1,942,000)    (1,835,000)
                                                                   ------------    ------------    -----------
Cash used by financing activities ..............................     (4,541,000)     (2,275,000)    (2,152,000)
                                                                   ------------    ------------    -----------

INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS .....................................     (6,812,000)      5,106,000        834,000
Cash and cash equivalents at beginning of year .................     10,248,000       5,142,000      4,308,000
                                                                   ------------    ------------    -----------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR ................................................   $  3,436,000    $ 10,248,000    $ 5,142,000
                                                                   ============    ============    ===========



                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash during the year ..........................   $  4,242,000    $  4,636,000    $ 4,819,000
                                                                   ============    ============    ===========



      SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Balance of note payable assumed by buyer........................             -     $  5,922,000             -
                                                                   ============    ============    ===========

Note payable increase (see Note 4)..............................   $     74,000              -              -
                                                                   ============    ============    ===========

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

Fair Value of Financial Instruments - The Partnership discloses fair value information about financial instruments, whether or not recognized in the balance sheet. Fair value is a subjective measurement based on assumptions and market data. The carrying amounts of cash and cash equivalents, restricted cash, receivables and obligations under accounts payable and accrued expenses approximate their fair value. An estimate of the fair value of the Partnership's notes payable and related accrued interest requires the use of discounted cash flow analysis based on the current market rate for similar types of borrowing arrangements. The carrying amounts of the Partnership's notes payable approximate their fair value.

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

Cash Investments - Cash investments include all cash investments not considered cash or cash equivalents. The cash investments at December 31, 1996 mature in February and March 1997 and bear interest at an effective rate of 5.7% per annum.

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

Properties and Improvements - Properties and improvements are stated at cost. The Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", in 1996. The statement was issued in March 1995 and requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets during the holding period are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. No impairment losses were recorded as a result of the Partnership adopting Statement No. 121. Prior to 1996, a provision for impairment of value was recorded when a decline in value of property was determined to be other than temporary.

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

2.    Transactions With the Managing General Partner and Affiliates

In accordance with the Partnership agreement,  the Partnership is charged by the
managing   general   partner  and  affiliates  for  services   provided  to  the
Partnership. The amounts are as follows:

                                               1996          1995          1994
                                               ----          ----          ----

Partnership management fees ..........      $186,000      $160,000      $160,000
Reimbursement of expenses ............       275,000       250,000       230,000
                                            --------      --------      --------

Total ................................      $461,000      $410,000      $390,000
                                            ========      ========      ========

Reimbursement of expenses include partnership accounting, professional services and investor services.

In accordance with the Partnership agreement the general partners are allocated their two percent continuing interest in the Partnership's net income or loss and cash distributions. In addition, in 1994 the general partners were allocated gross income of $245,000 in accordance with and calculated pursuant to the Partnership agreement. However, beginning in 1995, due to the general partners equity account balance, the Partnership adjusted and limited the income allocation to the general partners to amounts equal to their two percent continuing interest in cash distributions.

The general partners were allocated taxable gain and loss in accordance with the Partnership agreement.

3.    Properties and Improvements

Hotel properties and improvements at December 31, 1996 and 1995 are summarized as follows:

                                                     1996               1995
                                                     ----               ----

Land .....................................      $  9,358,000       $  9,358,000
Buildings and improvements ...............        62,840,000         61,487,000
Furnishings ..............................        18,258,000         17,040,000
                                                ------------       ------------

Total ....................................        90,456,000         87,885,000
Accumulated depreciation .................       (31,825,000)       (28,935,000)
                                                ------------       ------------

Net properties and improvements ..........      $ 58,631,000       $ 58,950,000
                                                ============       ============

4.    Notes Payable

The Partnership has one or more notes payable associated with each property. Individual properties are pledged as collateral for the related notes payable. The notes are generally payable monthly and require balloon payments in 1998. Interest rates on the notes are fixed at December 31, 1996 and range from 8 percent to 10.25 percent. Certain of the notes have been discounted over their term to yield interest at 10.15 to 10.5 percent per annum. Discount amortization was $135,000, $124,000 and $114,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Each note for the six Residence Inns acquired in June 1988 (with a total net book value of $29,787,000 at December 31, 1996) provides for cross-collateralization to all of these properties. The principal amount of all six notes was $18,610,000 at December 31, 1996.

The Residence Inn - Nashville (Airport) note payable with an original balance of $9,250,000 originally wrapped an existing loan which had a balance of approximately $9,336,000 at the time the Partnership acquired the property. However, on April 15, 1996 the Partnership made a payment of approximately
$176,000 to the lender of the underlying mortgage of the wrap note on the Residence Inn - Nashville (Airport). The payment was made to cure defaults by that lender to the holder of the wrap note for non-payment of the debt and impound payments due on January 1, 1996 and February 1, 1996. As described in
Note 7, Legal Proceedings, the Partnership is now the direct obligor to the first note holder and the note payable balance has been increased by $74,000, the difference between the balance of the first note and the balance of the wrap note on April 15, 1996. The $74,000 cost incurred to prevent foreclosure and to eliminate the wrap note was recorded in 1996 as a general and administrative expense in these financial statements. The terms of the first note vary slightly from those of the wrap note. The interest rate is 9.5% per annum on the first note compared to 9.9433% on the wrap note and monthly payments of interest and principal are approximately $2,600 lower on the first note. Similar to the wrap note, the first note matures in April 1998 and requires a balloon payment. As a further consequence of the Partnership becoming a direct obligor to the first note holder, the payments due under the land lease on Residence Inn - Nashville (Airport) are reduced by $50,000 per year. See Note 5 below.

Principal payments at December 31, 1996 are required as follows:

1997 ................................................              $    374,000
1998 ................................................                42,324,000
Unamortized amount ..................................                  (180,000)
                                                                   ------------
Total ...............................................              $ 42,518,000
                                                                   ============

Amortization of deferred financing costs totaled $54,000, $50,000 and $70,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

5.    Minimum Future Rental Commitments

One property, the Residence Inn-Nashville (Airport), is utilized through a land lease which provides for lease payments of $100,000 per annum for the first ten years, plus an additional $50,000 per annum until the purchase money note to the seller is paid in full. As described in Note 4, the purchase money note to the seller was paid in full in April 1996, and the $50,000 annual payment is no longer due. Prior to April 1996, the $50,000 was payable in equal monthly installments with payment of the balance being subordinated to returns to the Partnership. Furthermore, up to $210,000 of the balance of the ground lease can, and has been, applied by the Partnership as an offset under a guarantee agreement. The portion of the accrued rent not paid currently accrues interest at a rate of ten percent per annum, compounded annually. Furthermore, the lease provides for additional payments based on 1.8% of the revenues of the hotel.

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

Rental expense (including the 1.8% of revenues) for this lease was $186,000, $219,000 and $214,000 in 1996, 1995 and 1994.

6.    Sale of Property

The Partnership sold the Residence Inn-Atlanta (Perimeter West) on October 3, 1995. The net sales price was $11,350,000 after deducting $300,000 that was deposited into an escrow account (the "Shortfall Guaranty Account"). The Partnership has guaranteed certain income levels to the buyer for the years from 1996 through 1998. To the extent these income levels are not attained, the buyer will receive the deficiency, up to the maximum $300,000, from the Shortfall Guaranty Account. Any unused funds in the Shortfall Guaranty Account at December 31, 1998, will be returned to the Partnership together with interest. The guaranteed income level for 1996 was achieved and no funds are due to seller from the Short Fall Guarantee Account for 1996. Gain on sale of $300,000 has been deferred until the contingency has been removed.

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

7.    Legal Proceedings

Metric Partners Growth Suite Investors, L.P. vs. Kenneth E. Nelson, The Nelson Group, et al., San Francisco County Superior Court, Case No. 928065 (the "SF Lawsuit). [This lawsuit is related to the other proceedings described below (other than the sales tax related case). Terms defined in the description of one case may be used in the description of the other cases.]

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

In July 1994, the Court in the Nashville Case I, discussed below, ruled that the Hotel had been fraudulently conveyed to NLC in 1986 and voided the conveyance. The Court in the Nashville Case I ordered a sale of the Land, subject to all prior encumbrances, including the ground lease of the Land by the Partnership (the "Lease"). As discussed in more detail below (see "Nashville Case I"), subsequent to a judicial sale held on July 24, 1996, the Court ruled in a confirmation hearing held in August 1996 that the Land would be sold to Orlando Residence, Ltd ("Orlando"). In December, 1996, the Tennessee Court of Appeals reversed the judgement underlying the judicial sale; this reversal is not yet final, but could result in NLC regaining ownership of the Land pending the outcome of a new trial. Unless NLC regains ownership of the Land, the Partnership will not be able to purchase the Land as agreed in the SF Settlement.

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

In August 1994, the Court held that the sale of the Hotel by 2300 to NLC was a fraudulent conveyance and voided the conveyance. The defendants appealed the judgment for Orlando in this case to the Tennessee Court of Appeals, but the judgment was not stayed pending appeal. Oral argument on this appeal was held on November 1, 1996, and in December 1996, the Court of Appeals reversed the judgement for Orlando, sending the case back to the lower court for further proceedings.

Prior to this reversal, Orlando requested and the Court ordered a judicial sale of the Land, with the sale subject to encumbrances of record, including the Lease. The sale was a credit sale, with the purchase price due in six months. This sale was held on July 24, 1996. At a confirmation hearing in August 1996, the Court ordered the Land to be sold to Orlando. He further ordered that Orlando was to become the landlord under the Lease. If the afore-referenced reversal becomes final, NLC will likely regain ownership of the Land and the landlord under the Lease, pending the outcome of a new trial.

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

In June 1996, the Partnership filed a counterclaim, claiming damages for the failure of NLC to complete the SF Settlement. The Partnership also added the general partners of NLC as additional counterclaim defendants to the case. In July 1996, the counterclaim defendants filed an answer to the counterclaim and a motion for summary judgment dismissing the counterclaim. A hearing on this motion was held in January 1997 and the Partnership's counterclaim was dismissed.

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

GSI filed this action May 3, 1996 to obtain, among other things, a judicial determination of the rights and obligations of GSI and NLC under the senior mortgage on the Hotel ("Senior Mortgage"), a note held by NLC "wrapped around" the Senior Mortgage (the "Wrap Note") and the Lease as a consequence of GSI's cure of certain defaults by NLC under the Senior Mortgage. GSI believed that as a result of such cure, it became the direct obligor to the lender under the Senior Mortgage and that the Wrap Note had been satisfied and the payments due under the Lease reduced by $50,000 per year. GSI also sought preliminary and permanent injunctive relief to prevent NLC from attempting to accelerate or foreclose the Wrap Note and/or from attempting to enforce any remedies with regard to the Lease in connection with this matter and a judgment establishing that GSI is the owner of the Hotel, subject only to the Lease and certain specified security interests.

In May 1996, the Partnership obtained a temporary injunction staying NLC from undertaking any efforts to exercise any remedies pursuant to the Wrap Note or the Lease. NLC and 2300 filed an answer in June, together with a counterclaim against the Partnership. NLC and 2300 claimed damages from the Partnership and asked the Court to permit acceleration of the Wrap Note and termination of the Lease. In July 1996, the Partnership filed a motion for summary judgment in this case, asking that the Court award the relief sought by it and that the Court dismiss the counterclaim of NLC and 2300. At a hearing on this motion held in August 1996 the Court granted the Partnership's motion. The defendants have purported to appeal from this ruling. The Partnership plans to seek recovery of its attorneys' fees in this action from NLC.

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

8.    Reconciliation to Income Tax Method of Accounting

The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:

                                                         1996            1995            1994
                                                         ----            ----            ----
Net income (loss) - financial statements ........   $    521,000    $  3,344,000    $   (947,000)
Differences resulted from:
   Gain on sale of property .....................           --           281,000            --
   Depreciation .................................       (137,000)        (95,000)        166,000
   Amortization of notes payable discount .......        135,000         124,000         114,000
   Interest .....................................         (6,000)        (17,000)        (33,000)
   Other ........................................        (58,000)       (141,000)        (65,000)
                                                    ------------    ------------    ------------

Net income (loss) - income tax method ...........   $    455,000    $  3,496,000    $   (765,000)
                                                    ============    ============    ============

Taxable income (loss) per limited partnership
 assignee unit after giving effect to the
 allocation to the general partners .............   $          3    $         53    $        (17)
                                                    ============    ============    ============

Net assets and liabilities - financial statements   $ 21,590,000    $ 25,250,000    $ 23,848,000
Cumulative differences resulted from:
   Gain on sale of property .....................        300,000         300,000            --
   Depreciation .................................        514,000         651,000         827,000
   Amortization of notes payable discount .......      2,347,000       2,211,000       2,087,000
   Interest .....................................     (2,211,000)     (2,205,000)     (2,186,000)
   Capital account adjustment ...................      5,993,000       5,993,000       5,993,000
   Other ........................................         (6,000)         53,000         130,000
                                                    ------------    ------------    ------------

Net assets and liabilities - income tax method ..   $ 28,527,000    $ 32,253,000    $ 30,699,000
                                                    ============    ============    ============

                                                                                                              SCHEDULE III
                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996

COLUMN                COLUMN        COLUMN            COLUMN                 COLUMN             COLUMN    COLUMN    COLUMN
   A                     B             C                 D                      E                  F         G         H

                                                       Cost Capitalized
                                        Initial Cost      Subsequent      Gross Amount at Which
                                        to Partnership  to Acquisition Carried at Close of Period(1)
                                        -------------   -------------- -----------------------------
                                                                                                Accumu-   Date
                                             Buildings                        Buildings         lated      of         Date
                                               and                              and            Deprecia-   Con-        of
                               Encum-        Improve- Improve- Carrying        Improve-          tion     struc-      Acqui-
Description                  brances(5) Land  ments    ments     Costs  Land    ments  Total(2) (3)(4)     tion       sition
-----------                  ---------- ----  -----    -----     -----  ----    -----  -------- ------     ----       ------
                                                       (Amounts in thousands)
HOTELS:

Residence Inn-Ontario
   Ontario, California........$ 9,000  $3,338 $13,555  $1,316   $(775) $3,185  $14,249 $17,434  $5,550      2/86      4/29/88

Residence Inn-Columbus (East)
   Columbus, Ohio.............  2,654     587   5,277   1,086    (176)    571    6,203   6,774   2,652      1986      6/17/88

Residence Inn-Fort Wayne
   Fort Wayne, Indiana........  2,782     595   5,541     969    (229)    573    6,303   6,876   2,554      1985      6/17/88

Residence Inn-Indianapolis
   Indianapolis, Indiana......  3,228     996   6,128   1,462    (167)    973    7,446   8,419   3,092      1984      6/17/88

Residence Inn-Lexington                                                                                   11/85 &
   Lexington, Kentucky........  3,139     799   6,114   1,339     (92)    787    7,373   8,160   2,892    3/86 (6)    6/17/88

Residence Inn-Louisville
   Louisville, Kentucky.......  3,624   1,093   6,880   1,419    (164)  1,070    8,158   9,228   3,476      1984      6/17/88

Residence Inn-Winston-Salem
   Winston-Salem,
   North Carolina.............  3,183     669   6,341   1,150    (132)    657    7,371   8,028   3,032      1986      6/17/88

Residence Inn-Nashville (Airport)
   Nashville, Tennessee.......  8,647       -  11,416   2,590    (525)      -   13,481  13,481   4,747      1/85      5/26/89

Residence Inn-Altamonte Springs
 Altamonte Springs,                                                                                        1985 &
   Florida....................  6,261   1,594   9,862     950    (350)  1,542   10,514  12,056   3,830     1988(7)    3/16/90
                              -------  ------ ------- ------- -------  ------  ------- ------- -------

TOTAL.........................$42,518  $9,671 $71,114 $12,281 $(2,610) $9,358  $81,098 $90,456 $31,825
                              =======  ====== ======= ======= =======  ======  ======= ======= =======






                             See accompanying notes.

                                                                                                       SCHEDULE III


                                   METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                         A California Limited Partnership

                                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 December 31, 1996
NOTES:
(1)  The aggregate cost for Federal income tax purposes is $90,733,000.

(2)  Balance, January 1, 1994...............................................................$    94,765,000
     Capital Improvements ...................................................................     1,448,000
                                                                                                -----------

     Balance, December 31, 1994 .............................................................    96,213,000
     Cost of property and improvements sold .................................................   (10,491,000)
     Capital Improvements ...................................................................     2,163,000

     Balance, December 31, 1995 .............................................................    87,885,000
     Capital Improvements ...................................................................     2,571,000

     Balance, December 31, 1996 .............................................................    90,456,000

(3)  Balance, January 1, 1994...............................................................$    23,855,000
     Additions charged to expense ...........................................................     4,153,000
                                                                                                -----------

     Balance, December 31, 1994 .............................................................    28,008,000
     Accumulated depreciation on property and improvements sold .............................    (2,533,000)
     Additions charged to expense ...........................................................     3,460,000
                                                                                                -----------

     Balance, December 31, 1995 .............................................................    28,935,000
     Additions charged to expense ...........................................................     2,890,000

     Balance, December 31, 1996.............................................................$    31,825,000

(4)  Depreciation is computed on lives ranging from six to 30 years.

(5)  Encumbrances are shown net of a discount of $180,000.

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

      (a)  Directors

Robert A. Fiddaman
Director, President and Chief Executive Officer, Metric Realty Corp.

Mr. Fiddaman, age 59, has served as a director of the general partner managing Metric Realty since March 1988 and was Executive Vice President, Institutional Investments, of such general partner from March 1988 to December 1993 when he became President and Chief Executive Officer of such general partner, i.e., Metric Realty Corp. Mr. Fiddaman was also a director of the other partner of Metric Realty from June 1990 to December 1992. Since February 1994, he has been Chairman of the Board, President and Chief Executive Officer of Metric Income Trust Series, Inc., a publicly-held real estate investment trust, of which Metric Realty is the Advisor. He was an officer of Fox Capital Management
Corporation ("FCMC") from 1979 to March 1993, and, since 1985, has been a partner (or since December 1993, a limited partner of a limited partnership which is a partner) of Fox Realty Investors. FCMC and Fox Realty Investors are real estate investment management companies which serve directly or indirectly as general partner for a substantial number of publicly-held real estate limited partnerships. Mr. Fiddaman graduated from Stanford University in 1959 with a Bachelor's Degree and from University of Santa Clara in 1970 with a Master's Degree in Business Administration-Finance. Mr. Fiddaman is a licensed real estate broker and has served as President of the Bay Area Mortgage Association and President of the Northern California Mortgage Bankers Association.

Ralph F. Verni
Chairman of the Board, Metric Realty Corp.; Chairman of the Board, President and Chief Executive Officer, Metric Holdings, Inc.

Mr. Verni, age 54, was elected to his positions with Metric Realty Corp. and Metric Holdings, Inc. in March 1993. He joined State Street Research and Management Company ("State Street Research"), a subsidiary of Metropolitan Life Insurance Company ("MetLife"), in 1992 as Chairman and Chief Executive Officer and became President in January 1993. He also serves as Chairman of SSRM Holdings, Inc., a wholly-owned subsidiary of MetLife which in turn serves as a holding company for several of MetLife's investment and management subsidiaries. He is a trustee of 10 registered investment companies in the State Street Research Fund complex which are managed by State Street Research or an affiliate. Mr. Verni is a member of the Board of Directors of the CML Group, Inc., a publicly-traded company. In addition, Mr. Verni is a member of the Advisory Committee for the MIT Center for Real Estate Development, the Colgate University Board of Trustees and its Finance Committee, and the Advisory Committee of Commonwealth Capital Ventures, L.P. Prior to joining State Street Research, Mr. Verni was President and Chief Executive Officer of New England Investment Companies, a holding company for the real estate, investment management, and broker/dealer subsidiaries of New England Mutual Life Insurance Company ("The New England"), and was also the Chief Investment Officer and a director of The New England. Prior to joining The New England in 1982, Mr Verni spent 16 years with The Equitable Life Assurance Company in senior investment management positions. He holds a Bachelor's Degree from Colgate University and a Master's Degree in Business Administration from Columbia University.

Gerard P. Maus
Director, Metric Realty Corp. and Metric Holdings, Inc.

Mr. Maus, age 45, was elected as a director of Metric Realty Corp. and Metric Holdings, Inc. in March 1993. He joined State Street as Executive Vice President, Chief Financial Officer and Chief Administrative Officer in February 1993. Prior to joining State Street, Mr. Maus served since 1983 as a financial officer of New England and its subsidiary, New England Investment Companies ("NEIC"), most recently as Executive Vice President and Chief Financial Officer of NEIC from 1990 to January 1993. Prior to holding these positions, Mr. Maus held financial positions with Bank of New England, Coopers & Lybrand, and Liberty Mutual Life Insurance Company. He received a Bachelor of Arts Degree in Business Administration from Rutgers University in 1973 and is a Certified Public Accountant.


      (b)  Executive Officers

Margot M. Giusti
Executive Vice President, Finance and Administration, and Chief Financial Officer, Metric Realty Corp.; Executive Vice President, Chief Financial Officer, Metric Holdings, Inc.

Mrs. Giusti, 44, has served as Chief Financial Officer of the partner managing Metric Realty since March 1988 and as head of Administration since August 1990. She has also held the same positions with the other partner of Metric Realty since December 1992. From 1980 to 1988, she was employed by Fox Realty Investors or an affiliate in various financial positions. She graduated from the University of San Francisco in 1974 with a Bachelor of Science Degree in Business Administration. From 1974 until 1979, Mrs. Giusti was employed on the audit staff of Deloitte Haskins & Sells. From 1979 until 1980, Mrs. Giusti was controller of Wallbangers, Inc. She is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

Herman H. Howerton
Executive Vice President, General Counsel and Secretary, Metric Realty Corp. and Metric Holdings, Inc.

Mr. Howerton, age 53, has served as General Counsel with the partner managing Metric Realty since 1988. He has held the same positions with the other partner of Metric Realty since December 1993 and has been Secretary of these corporations since March 1993. From 1984 to 1988, he was employed by FCMC in various legal positions. He was employed by Cushman & Wakefield in commercial leasing from 1983 to 1984. Prior to that, from 1972 to 1982, Mr. Howerton held various positions with Itel Corporation, including those of Vice President-Administration and Vice President, General Counsel and Secretary. He received a Bachelor of Arts Degree from California State University at Fresno in 1965 and a Juris Doctorate Degree from Harvard Law School in 1968. He is a member of the State Bar of California and a licensed California real estate broker.

James S. Keagy
Executive Vice President, Director of Investment Services, Metric Realty Corp.

Mr. Keagy, age 37, joined Metric Realty in July, 1995 and is in charge of all investment services for Metric Realty, including marketing investment programs and advisory services to pension plans and other tax-exempt entities. Prior to joining Metric Realty, Mr. Keagy had been a senior executive of Aldrich Eastman Waltch ("AEW"), a real estate investment advisor, since 1989. His responsibilities at AEW included business and product development and asset management. From 1982 to 1989, he worked in the real estate department of Thomson McKinnon Securities in New York, serving as the Associate Director of the department from 1985 to 1989. His responsibilities included raising capital for real estate investments, acquisitions and asset management. Mr. Keagy received a Bachelor of Science Degree from Yale College in 1980 and a Master's Degree in Business Administration-Marketing and Real Estate from Harvard University in 1982.

Ronald E. Zuzack
Executive Vice President, Chief Investment Officer, Metric Realty Corp.

Mr. Zuzack, age 53, has been in charge of Portfolio Services for the partner managing Metric Realty since March 1988. From 1981 to 1988, he was employed by FCMC in various portfolio management positions. Prior to 1981 he was employed by Union Bank as Vice President/Manager Real Estate, Sacramento Region, and acted as Vice President, Development and Property Management while employed by Inter-Cal Real Estate Corporation. He received his Bachelor of Science Degree and Master's Degree in Business Administration from the University of Missouri.

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

(b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this Report other than the letter from the Registrant to investors dated December 10, 1996 filed on Form 8-K on December 11, 1996.

(c) Financial Statement Schedules, if required by Regulation S-K, are included in Item 8.

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

                                   REGISTRANT

                                   METRIC PARTNERS GROWTH SUITE INVESTORS, L.P., a California Limited Partnership

                                      By: Metric Realty,
                                          --------------------------------------
                                          an Illinois general partnership,
                                          its Managing General Partner

                                      By: Metric Realty Corp.,
                                          --------------------------------------
                                          a Delaware corporation,
                                          its managing partner


                                      By: /s/ Robert A. Fiddaman
                                          --------------------------------------
                                          Robert A. Fiddaman
                                          President and Chief Executive Officer,
                                          Metric Realty Corp.

                                      Date: March 27, 1997
                                          --------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Robert A. Fiddaman                       By:  /s/ Ralph F. Verni
    -----------------------------------------         ------------------------------------------------------

    Robert A. Fiddaman                                Ralph F. Verni
    Director, President and Chief Executive           Chairman of the Board, Metric Realty Corp; Chairman
    Officer, Metric Realty Corp.                      of the Board, President and Chief Executive Officer,
                                                      Metric Holdings, Inc.



By: /s/ Margot M. Giusti                         By:  /s/ Gerard P. Maus
    -----------------------------------------         ------------------------------------------------------

    Margot M. Giusti                                  Gerard P. Maus
    Principal Financial and Accounting Officer        Director, Metric Realty Corp. and Metric Holdings, Inc.
    of Metric Realty; Executive Vice President,
    Finance and Administration, and Chief
    Financial Officer, Metric Realty Corp.;
    Executive Vice President, Chief Financial
    Officer, Metric Holdings, Inc.



Date:      March 27, 1997
     -----------------------------------------