Form 10-Q
period 1997-03-31
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 1997-05-14
CIK 800730

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from ____________________ to __________________


     Commission file number 0-17660


                                 METRIC PARTNERS
                          GROWTH SUITE INVESTORS, L.P.,

                        a California Limited Partnership
             (Exact name of Registrant as specified in its charter)



             CALIFORNIA                                  94-3050708
---------------------------------------      -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        One California Street
      San Francisco, California                          94111-5415
---------------------------------------      -----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (415) 678-2000
                                                    (800) 347-6707 in all states

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                           BALANCE SHEETS (UNAUDITED)



                                                 March 31,    December 31,
                                                   1997           1996
                                                   ----           ----


                                     ASSETS

CASH AND CASH EQUIVALENTS                     $  7,230,000   $  3,436,000
CASH INVESTMENTS                                      --        3,893,000
RESTRICTED CASH                                    322,000        308,000
ACCOUNTS RECEIVABLE                                564,000        715,000
PREPAID EXPENSES AND OTHER ASSETS                  137,000        209,000

PROPERTIES AND IMPROVEMENTS                     90,746,000     90,456,000
ACCUMULATED DEPRECIATION                       (32,566,000)   (31,825,000)
                                              ------------   ------------

NET PROPERTIES AND IMPROVEMENTS                 58,180,000     58,631,000

DEFERRED FINANCING COSTS                            60,000         73,000
DEFERRED FRANCHISE FEES                            160,000        171,000
                                              ------------   ------------

TOTAL ASSETS                                  $ 66,653,000   $ 67,436,000
                                              ============   ============

                        LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE                              $    994,000   $  1,107,000
ACCRUED PROPERTY TAXES                             294,000        311,000
ACCRUED INTEREST                                   273,000        263,000
OTHER LIABILITIES                                1,271,000      1,347,000
DEFERRED GAIN ON SALE OF PROPERTY                  300,000        300,000
NOTES PAYABLE                                   42,464,000     42,518,000
                                              ------------   ------------

TOTAL LIABILITIES                               45,596,000     45,846,000
                                              ------------   ------------

PARTNERS' EQUITY (DEFICIENCY):
 GENERAL PARTNERS                                   59,000         59,000
 LIMITED PARTNERS (59,932 Units outstanding)    20,998,000     21,531,000
                                              ------------   ------------

TOTAL PARTNERS' EQUITY                          21,057,000     21,590,000
                                              ------------   ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY        $ 66,653,000   $ 67,436,000
                                              ============   ============

                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                           For the Three Months Ended
                                                     March 31,
                                           --------------------------

                                                1997        1996
                                                ----        ----

REVENUES:
Hotel operations                            $ 5,712,000   $ 5,407,000
Interest and other                              102,000       112,000
                                            -----------   -----------

Total revenues                                5,814,000     5,519,000
                                            -----------   -----------

EXPENSES:
Hotel operations:
   Rooms                                      1,162,000     1,138,000
   Administrative                               685,000       696,000
   Marketing                                    636,000       625,000
   Energy                                       336,000       347,000
   Repair and maintenance                       313,000       325,000
   Management fees                              220,000       199,000
   Property taxes                               154,000       191,000
   Other                                        223,000       240,000
                                            -----------   -----------
Total hotel operations                        3,729,000     3,761,000
Depreciation and other amortization             752,000       764,000
Interest                                      1,083,000     1,093,000
General and administrative                      172,000       219,000
                                            -----------   -----------

Total expenses                                5,736,000     5,837,000
                                            -----------   -----------

NET INCOME (LOSS)                           $    78,000   $  (318,000)
                                            ===========   ===========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
   ASSIGNEE UNIT                            $         1   $        (5)
                                            ===========   ===========

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP
   ASSIGNEE UNIT                            $        10   $         8
                                            ===========   ===========



                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

             STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY) (UNAUDITED)
               For the Three Months Ended March 31, 1997 and 1996



                                      General        Limited
                                      Partner        Partners           Total
                                      -------        --------           -----

BALANCE, JANUARY 1, 1997            $  59,000     $ 21,531,000     $ 21,590,000
NET INCOME                             12,000           66,000           78,000
CASH DISTRIBUTIONS                    (12,000)        (599,000)        (611,000)
                                    ---------     ------------     ------------

BALANCE, MARCH 31, 1997             $  59,000     $ 20.998,000     $ 21,057,000
                                    =========     ============     ============


BALANCE, JANUARY 1, 1996            $ 100,000     $ 25,150,000     $ 25,250,000
NET INCOME (LOSS)                       9,000         (327,000)        (318,000)
CASH DISTRIBUTIONS                     (9,000)        (450,000)        (459,000)
                                    ---------     ------------     ------------

BALANCE, MARCH 31, 1996             $ 100,000     $ 24,373,000     $ 24,473,000
                                    =========     ============     ============

                 See notes to financial statements (unaudited).

                     METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                           a California Limited Partnership

                         STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                   For the Three Months Ended
                                                                            March 31,
                                                                   --------------------------

                                                                      1997             1996
                                                                      ----             ----
OPERATING ACTIVITIES
Net Income (Loss)                                                 $    78,000    $   (318,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                      801,000         811,000
   Changes in operating assets and liabilities:
      Accounts receivable                                             151,000        (238,000)
      Prepaid expenses and other assets                                72,000         (53,000)
      Accounts payable, accrued expenses, and other liabilities      (196,000)        963,000
                                                                  -----------    ------------
Net cash provided by operating activities                             906,000       1,165,000
                                                                  -----------    ------------


INVESTING ACTIVITIES
Proceeds from sale of cash investments                              3,893,000            --
Capital improvements                                                 (290,000)       (177,000)
Restricted cash - increase                                            (14,000)         (4,000)
                                                                  -----------    ------------
Net cash provided (used) by investing activities                    3,589,000        (181,000)
                                                                  -----------    ------------


FINANCING ACTIVITIES
Notes payable principal payments                                      (90,000)        (90,000)
Cash distribution to partners                                        (611,000)       (459,000)
                                                                  -----------    ------------
Cash used by financing activities                                    (701,000)       (549,000)
                                                                  -----------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                               3,794,000         435,000
Cash and cash equivalents at beginning of period                    3,436,000      10,248,000
                                                                  -----------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 7,230,000    $ 10,683,000
                                                                  ===========    ============


                    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash during the period                           $ 1,024,000    $  1,083,000
                                                                  ===========    ============



                    See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    Reference to 1996 Audited Financial Statements

      These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 1996 audited financial statements.

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

2.    Transactions with the Managing General Partner and Affiliates

      In accordance with the Partnership Agreement, the Partnership is charged by the managing general partner and affiliates for services provided to the Partnership. The amounts are as follows:

                                                For the Three Months Ended
                                                        March 31,
                                                --------------------------

                                                      1997      1996
                                                      ----      ----

         Partnership management fees               $ 53,000   $ 40,000
         Reimbursement of administrative expense     75,000     62,000
                                                   --------   --------

         Total                                     $128,000   $102,000
                                                   ========   ========

3.    Net Income (Loss) Per Limited Partnership Assignee Unit

      The net income (loss) per limited partnership assignee Unit is computed by dividing the net income (loss) allocated to the limited partners by 59,932 assignee Units outstanding.

4.    Cash Investments

      The Partnership considers cash investments to be those investments with an original maturity date of more than three months at the time of purchase. There were no cash investments at March 31, 1997.

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

6.    Subsequent Events

      On April 1, 1997, Metric Holdings, Inc. and Metric Realty Corp., the partners of the Managing General Partner, Metric Realty, were involved in certain corporate transactions. Pursuant to these transactions, (i) Metric Holdings, Inc. was merged into a newly-formed corporation known as SSR Realty Advisors, Inc. ("SSR Realty"), which became the managing partner of Metric Realty, and (ii) Metric Realty Corp. was merged into Metric Property Management, Inc., a subsidiary of SSR Realty. Accordingly, the partners of Metric Realty are now SSR Realty and Metric Property Management, Inc. After consummation of these transactions, both partners of Metric Realty continue to be wholly-owned individual subsidiaries of Metropolitan Life Insurance Company, as were both partners prior to the occurrence of such transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Item should be read in conjunction with Financial Statements and other Items contained elsewhere in this Report.

Properties

A description of the properties in which the Partnership has an ownership interest, along with the occupancy and room rate data, follows:

                                          OCCUPANCY AND ROOM RATE SUMMARY


                                                                             Average                       Average
                                                                            Occupancy                       Daily
                                                                              Rate                        Room Rate
                                                                               (%)                           (%)
                                                                         ----------------             ------------------
                                                                              Three                         Three
                                                                              Months                        Months
                                                                              Ended                          Ended
                                                           Date              March 31,                     March 31,
                                                            of           ----------------             ------------------
           Name and Location                 Rooms       Purchase        1997        1996             1997          1996
           -----------------                 -----       --------        ----        ----             ----          ----
Residence Inn - Ontario                       200          04/88          76          73             79.09          68.80
Ontario, California

Residence Inn - Fort Wayne                     80          06/88          73          92             66.65          64.61
Fort Wayne, Indiana

Residence Inn - Columbus (East)                80          06/88          86          83             69.74          72.80
Columbus, Ohio

Residence Inn - Indianapolis (North)           88          06/88          73          77             73.11          73.51
Indianapolis, Indiana

Residence Inn - Lexington                      80          06/88          87          90             70.06          63.72
Lexington, Kentucky

Residence Inn - Louisville                     96          06/88          86          84             86.47          79.05
Louisville, Kentucky

Residence Inn - Winston-Salem                  88          06/88          77          85             79.13          71.21
Winston-Salem, North Carolina

Residence Inn - Nashville (Airport)           168          05/89          68          67             82.16          70.80
Nashville, Tennessee

Residence Inn - Altamonte Springs             128          03/90          93          87             93.84          89.89
Altamonte Springs, Florida


Results of Operations

Net income was $78,000 in the first quarter of 1997 compared to a loss of $318,000 in the first quarter of 1996. The change is primarily attributable to improved operations at the Residence Inns - Nashville, Lexington, Ontario, and Indianapolis. Revenues from hotel operations increased 6% for the first quarter of 1997 compared to the same period in 1996 particularly as a result of increased revenues from the Residence Inns - Nashville and Ontario. Many of the hotel operating expense categories decreased in 1997 compared to 1996 and were only partially offset by slight increases in room, marketing, and management fee expenses. In particular, the property tax expenses decreased as a result of a tax refund at the Residence Inn - Indianapolis. Interest expense and depreciation and amortization decreased only slightly in 1997 compared to 1996. General and administrative expenses decreased in the first quarter of 1997 compared to 1996 primarily as a result of a decrease in legal expenses.

As reported in the letter to investors dated December 10, 1996, the Partnership intends to proceed with the marketing for sale of the nine remaining hotels in the Partnership's Portfolio. The Partnership has since interviewed and chosen real estate brokers to market the properties for sale. Investors will be kept appraised as to the status of operations and the potential sale of properties either through regularly scheduled reports or special communications.

The following discussion provides information concerning the operations of the Partnership's remaining nine hotels:

Residence Inn - Ontario: Room revenues increased 15% for the first quarter of 1997 as compared to the same period of the prior year. Occupancy improved by 3% to 76%, while the average daily room rate climbed $10.29 to $79.09. These increases were only offset in part by an increase of 14% in operating expenses. The hotel continues to receive its largest share of business from the federal government, which recently raised its per diem rates. This patronage will be curtailed, however, as a nearby defense contractor's facility is scheduled to close in the second quarter. Management anticipates that the business previously generated by that facility may be replaced through the increasing number of companies moving into the area. A concentration on direct sales accompanied by special attention to existing clients has proven to be a successful marketing strategy for the hotel. Two discount extended stay hotels continue to provide strong competition for the Partnership's hotel, and a third, with an additional 126 rooms and superior visibility, is expected to open this month.

Residence Inn- Columbus (East): Room revenues remained unchanged for the quarter as compared to the same period of the prior year. The average daily room rate declined $3.06 to $69.74 while occupancy increased 3% to 86%. One of the hotel's largest corporate patrons signed a contract with a competitor which significantly impacted operations. Management has been able to replace a portion of the business, in part by aiming sales strategies towards the weekend stay market while continuing to target new longer term corporate clients. A total of 544 new hotel rooms were added to the Columbus market during the first quarter, but with only a limited impact on the Partnership's hotel. However, two new extended stay hotels are scheduled to open in the second quarter, and a third in September which are expected to provide considerable competition.

Residence Inn - Fort Wayne: Room revenues decreased 19% over the same quarter of the prior year, primarily resulting from a substantial decline in occupancy of 19%, to 73%. This decrease was partially offset by an increase of $2.04 in the average daily room rate to $66.65, and a decrease in operating expenses of 13%. Labor disputes in the automobile industry were the primary reason for the difficulties in operations, as strikes caused a suspension of travel and training and a slow down in the overall Fort Wayne economy. A merger involving another of the hotel's largest clients has also impacted operations. Competition, already intense, grew stronger as hotels competed for a share of the market. It is anticipated that market pressure will be relieved once the labor issues have been settled. The hotel has managed to increase business from smaller accounts for short to mid-term stays. In addition, special attention has been focused on servicing existing clients to retain their patronage.

Residence Inn - Indianapolis: Room revenues decreased by 5% for the first quarter of 1997 as compared to the same period of the prior year. Occupancy declined by 4% to 73% while the average daily room rate remained relatively stable. However, significant savings in general operating expenses, coupled by a large tax refund, more than offset the decline in revenues. The hotel market in Indianapolis was sluggish for the first quarter of the year, although the Partnership's property outperformed the competition, which averaged a decline in occupancy of 11% from the prior year. Hotel sales and management staff participated in a sales blitz focused on small to mid-sized companies in an effort to increase exposure to clients that may have extended-stay needs. They have also taken advantage of the opportunity to renegotiate higher long-term rates from some of the largest accounts. Two new hotels opened in the market during the first quarter, a third is scheduled to open in September, and plans have been announced for the construction of four more. An existing competitor will also be adding 30 new suites this summer. It is anticipated that the Partnership's hotel will face strong competition in the market in the year ahead.

Residence Inn - Lexington: Operating results were positive and significantly improved for the first quarter of 1997 as compared to the same period of the prior year, primarily due to a decline of 19% in operating expenses, coupled with an increase of $6.34 in the average daily room rate to $70.06. The first quarter, typically a slow season in the Lexington hotel market, received a considerable boost this year due to the influx of FEMA employees into the area to assist with relief efforts after severe flooding in February. This infusion temporarily eliminated competition in the market, as several hotels, including the Partnership's Residence Inn, had waiting lists. This business, although beginning to decline, will positively impact operations into the second quarter. The Partnership's hotel currently enjoys a relatively stable market, with no new hotels on the horizon.

Residence Inn - Louisville: Room revenues increased by 12% for the quarter as compared to the first quarter of 1996, resulting primarily from an increase of $7.42 in the average daily room rate to $86.47, coupled with an increase of 2% in occupancy, to 86%. These increases were only offset in part by an escalation in overall operating expenses. The Louisville economy remains strong, supporting the local extended-stay hotel market through continued training, project work, and relocations. One of the largest clients of the Partnership's hotel recently announced plans to sell a portion of its business; however, Management anticipates it will be replaced with alternative patronage. Sales and advertising campaigns conducted in conjunction with other Marriott products continue to be successful for the hotel, as have direct sales calls, and participation in a statewide trade show. Competition will increase dramatically in 1997 as two new extended-stay hotels are expected to open during the second quarter, followed by three more by the end of the year. Additionally, two others are anticipating openings in 1998.

Residence Inn - Winston-Salem: Room revenues remained unchanged for the period, as compared to the first quarter of 1996. Occupancy declined to 77% for the first quarter in comparison to 85% for the same period of the prior year; however the decrease was offset by an increase in the average daily room rate of $7.92 to $79.13. The local economy continues its shift from an industrial to a service base, largely due to the relocation of several divisions of a major employer in the area. Management is centering its attention on direct sales focused on the mid-term extended-stay market, with the specific goal of raising the average daily room rate. Additional business has also been secured from one of the hotel's larger clients, and Management anticipates further increases in patronage from this source. Despite the flat economy, one new extended stay hotel opened within the market during the quarter, and four more, with a total of 410 rooms are scheduled to open by the end of the year. The Partnership's hotel will face strong competition in the year ahead.

Residence Inn - Nashville: Room revenues increased by nearly 15% for the quarter, due to an increase in the average daily room rate of $11.36 to $82.16. Overall operating results for the quarter, although negative, improved substantially over the same period of 1996. Average occupancy increased slightly to 68%. The hotel continues to face a sales and use tax levied against it by the State of Tennessee covering the period from 1989 through 1993. The estimated liability for the potential payment of this tax totaled $211,000 at March 31, 1997. The Partnership filed a lawsuit against the State disputing this tax, but recently learned that the lawsuit was dismissed for lack of prosecution by the Partnership's attorneys. On April 25, 1997, the Court granted the Partnership's motion to reinstate the case and a trial is expected to occur later this year. The Residence Inn - Nashville gained significant business from FEMA resulting from winter flooding. Additionally, expanded convention business at the Opryland theme park has boosted demand across the market, allowing for growth in room rates. Management is participating in cluster advertising in the local convention and visitors bureaus, while pursuing new accounts from businesses relocating into the Nashville area.

Residence Inn - Altamonte Springs: Room revenues increased for the quarter by 6% as compared to the first quarter of 1996 as a result of an increase in occupancy of 6% to 93%, coupled with an increase in the average daily room rate of $3.95 to $93.84 for the first quarter of 1997. The winter season is traditionally a strong one for the Orlando-Altamonte Springs hotel market as patronage from local businesses is augmented by the tourist industry. Management has been utilizing telemarketing campaigns and sales blitzes focused on attracting new businesses in addition to follow up servicing calls to maintain existing clients. Currently, three hotels directly compete with the Partnership's hotel for the extended-stay market, with five others competing for shorter term patronage; however, one existing hotel is in the process of adding 67 suites, and ground breaking for five new hotels is planned for this year.

Partnership Liquidity and Capital Resources

First Quarter of 1996

As presented in the Statement of Cash Flows, cash was provided by operating activities. Cash was provided by investing activities from proceeds from sale of cash investments and was used for capital improvements. Cash was used by financing activities for distributions to partners and principal payments on notes payable.

The results of project operations before capital improvements for the quarter ended March 31, 1997 and 1996 (as shown in the tables on pages 12 and 13) are determined by net income or loss adjusted for non-cash items such as depreciation and amortization and reduced by principal payments made on the notes payable. The project operations before capital improvements is an indication of the operational performance of the property. During the first quarter of 1997, eight of the Partnership's nine remaining hotel properties generated positive project operations before deduction for capital improvements, while the Residence Inn - Nashville (Airport) experienced negative operations. The Partnership, after taking into account results of project operations before capital improvements, interest income, and general and administrative expenses, on an accrual basis, experienced positive results from operations for the period. Project operations should not be considered as an alternative to net income or loss (as presented in the financial statements) as an indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. The project operations after capital improvements for any given period may not be indicative of the property's general performance as capital improvements are likely to be made in large amounts associated with renovation programs.

In the first quarter of 1997, the Partnership spent $290,000 on capital improvements. The majority was spent on room renovations at the Residence Inns - Ontario and Nashville. In addition, capital was spent on extensive stairway work at the Residence Inn - Nashville. In the remainder of 1997, depending on the sales activity, the Partnership anticipates spending approximately $2,000,000 on capital improvements, which are necessary to keep the properties competitive in their respective markets and are required under the agreements with Marriott.

In accordance with, and as is customary in the management of hotels, a percentage of revenues is placed in capital replacement funds. The capital replacement funds are used to fund on-going capital improvements as well as room or other major renovation programs. In general, the capital replacement funds are being held in separate interest-bearing accounts with additions made monthly based on revenues and expenditures which are based on approved capital expenditure budgets by the Partnership. To the extent not available from an individual property's capital replacement fund, a capital improvement or renovation may be funded from the Partnership's working capital reserve.

As reported in the Partnership's special communication dated February 27, 1997, resale transactions reached 4.9% of the total number of outstanding Units as of February 26, 1997, at which point the Managing General Partner suspended the processing of resale transactions for the remainder of the calendar year. This action was taken by the Managing General Partner in accordance with its fiduciary responsibility and with the advice of Counsel to protect the Partnership's tax status as a limited partnership. IRS regulations provide that should 5% or more of the outstanding assignee limited partnership Units be traded in a calendar year, the partnership could be classified as a publicly traded partnership for federal tax purposes, and could therefore be taxed as a corporation. Gemisys, the Partnership's Servicing and Transfer Agent, has been instructed to return all paperwork regarding such transactions to the originators. The Partnership regrets this suspension, but believes that such action is in the best interest of the Partnership and its investors.


Conclusion

The Partnership established an estimated value for the assignee Units in the Partnership as of December 31, 1996. Appraisals of the hotels were commissioned and undertaken by a firm which is a recognized appraiser and consultant to the hotel industry. The primary methodology employed in the appraisals used in the evaluation, which was selected by the appraiser and, not pursuant to any instructions from the Partnership, was the income approach to value utilizing a discounted cash flow analysis. In conjunction with the preparation of the appraisals, a discount rate was determined by the appraiser based on several relevant factors, including, but not limited to, the current investment climate for hotel properties, local hotel market and economic conditions, comparisons of occupancy and room rates with prevailing market rates for similar properties and the status of the management contract for each hotel. The Partnership believes that the assumptions utilized in the process were not unreasonable. The value of the properties as determined by the appraisal process, in combination with the book value of other Partnership assets, resulted in an estimated net asset value of each assignee Unit of $503 as of December 31, 1996. As of December 31, 1995, the value of the properties as determined by the appraisal process, in combination with the book value of other Partnership assets, resulted in an estimated net asset value of each assignee Unit of $521. It should be noted that appraised values represent the opinion of the appraisal firm as of the date of the appraisals and are based on market conditions at the time of the appraisals and on assumptions concerning future circumstances which may or may not be accurate. The change in value (from December 31, 1995 to December 31, 1996) was primarily due to the distribution of a portion of the proceeds from the sale of the Residence Inn - Atlanta, in the amount of $33.37 per Unit in conjunction with the August 1996 regular quarterly distribution, and to only modest changes in values of the hotels over the past year.

This valuation is an estimate of the assignee Unit value only which has been made as of December 31, 1996 based on the methodology described herein and does not represent a market value. There can be no assurance that the sales of the assets in the current market or at any time in the future would yield net proceeds which on a per assignee Unit basis would be equal to or greater than the estimated value. Further, there can be no assurance that sales of assignee Units now or in the future would yield net proceeds equal to or greater than this value. The assignee Units are illiquid and there is no formal liquid market where they are regularly traded. However, the Partnership is aware that some resales have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any time period and occur at a price negotiated between buyer and seller. We have no knowledge concerning how a particular price may be determined. Resale transactions of which the Partnership has knowledge, reflect prices ranging from $191 to $466 in 1997 (through February 26, 1997, at which time trading was suspended, as discussed above). The Partnership's knowledge of these transactions is based solely on the books and records of its Transfer Agent.

The Partnership anticipates that it will have sufficient resources to meet its capital and operating requirements into the foreseeable future. A cash distribution to investors for the first quarter of 1997 will be made at an annualized rate of 4%. The cash distribution for the first quarter of 1996 was made at an annualized rate of 3%; cash distributions from operations for the second, third and fourth quarters of 1996 were made at an annualized rate of 4%.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                      the Three Months Ended March 31, 1997
                                     (000's)

                                           Columbus        Fort
                               Ontario      (East)        Wayne       Indianapolis   Lexington   Louisville
                               -------      -------       -------       -------       -------      -------
REVENUES:
Hotel operations:
  Rooms                        $ 1,052      $   404       $   325       $   397       $   410      $   600
  Telephone and other               62           25            15            13            27           36
                               -------      -------       -------       -------       -------      -------
Hotel operations                 1,114          429           340           410           437          636
Interest and other                   0            0             0             0             0            0
                               -------      -------       -------       -------       -------      -------
Total revenues                   1,114          429           340           410           437          636
                               -------      -------       -------       -------       -------      -------

EXPENSES:
Hotel operations:
  Rooms                            194          106            82           115            74          126
  Administrative                   132           57            43            30            61           73
  Marketing                        129           43            36            46            49           69
  Energy                            54           35            29            21            24           22
  Repair and maintenance            51           23            16            34            30           29
  Management fees                   50           13            10            12            13           19
  Property taxes                    23           20            10           (32)           12           22
  Other                             32           12             9            12            18           18
                               -------      -------       -------       -------       -------      -------
Hotel operations                   665          309           235           238           281          378
Depreciation and other
  amortization                     129           57            60            70            69           74
Interest                           214           69            72            84            82           94
General and administrative           0            0             0             0             0            0
                               -------      -------       -------       -------       -------      -------
Total expenses                   1,008          435           367           392           432          546
                               -------      -------       -------       -------       -------      -------
NET INCOME(LOSS)                   106           (6)          (27)           18             5           90

Plus non-cash items - net          129           58            61            71            70           76
Less notes payable
  principal payments                 0            5             5             6             6            7
                               -------      -------       -------       -------       -------      -------
Project operations                 235           47            29            83            69          159

Capital Improvements               101            5             2            31             9            8
                               -------      -------       -------       -------       -------      -------
Project operations after
  capital improvements         $   134      $    42       $    27       $    52       $    60      $   151
                               =======      =======       =======       =======       =======      =======


Occupancy                           76%          86%           73%           73%           87%          86%
ADR                            $ 79.09      $ 69.74       $ 66.65       $ 73.11       $ 70.06      $ 86.47

                               Winston                                 Altamonte
                                Salem       Nashville      Atlanta      Springs    Partnership     Total
                               -------       -------       -------      -------      -------      -------
REVENUES:
Hotel operations:
  Rooms                        $   450       $   816       $     0      $   967      $     0      $ 5,421
  Telephone and other               27            51             0           35            0          291
                               -------       -------       -------      -------      -------      -------
Hotel operations                   477           867             0        1,002            0        5,712
Interest and other                   0             0             0            0          102          102
                               -------       -------       -------      -------      -------      -------
Total revenues                     477           867             0        1,002          102        5,814
                               -------       -------       -------      -------      -------      -------

EXPENSES:
Hotel operations:
  Rooms                            103           201             0          161            0        1,162
  Administrative                    67           109             0          113            0          685
  Marketing                         53           113             0           98            0          636
  Energy                            30            67             0           54            0          336
  Repair and maintenance            31            60             0           39            0          313
  Management fees                   14            26             0           63            0          220
  Property taxes                    17            40             0           42            0          154
  Other                             18            75             0           29            0          223
                               -------       -------       -------      -------      -------      -------
Hotel operations                   333           691             0          599            0        3,729
Depreciation and other
  amortization                      78           126             0           89            0          752
Interest                            83           215             0          170            0        1,083
General and administrative           0             0             0            0          172          172
                               -------       -------       -------      -------      -------      -------
Total expenses                     494         1,032             0          858          172        5,736
                               -------       -------       -------      -------      -------      -------
NET INCOME(LOSS)                   (17)         (165)            0          144          (70)          78

Plus non-cash items - net           79           126             0          131            0          801
Less notes payable
  principal payments                 6            32             0           23            0           90
                               -------       -------       -------      -------      -------      -------
Project operations                  56           (71)            0          252          (70)         789

Capital Improvements                 0           129             0            5            0          290
                               -------       -------       -------      -------      -------      -------
Project operations after
  capital improvements         $    56       ($  200)      $     0      $   247      ($   70)     $   499
                               =======       =======       =======      =======      =======      =======


Occupancy                           77%           68%            0%          93%        --             79%
ADR                            $ 79.13       $ 82.16       $  0.00      $ 93.84         --        $ 79.50


                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                      the Three Months Ended March 31, 1996
                                     (000's)
                                           Columbus      Fort
                               Ontario      (East)       Wayne     Indianapolis    Lexington    Louisville
                               -------      -------      -------      -------       -------       -------
REVENUES:
Hotel operations:
  Rooms                        $   913      $   405      $   400      $   417       $   387       $   537
  Telephone and other               55           24           25           17            34            37
                               -------      -------      -------      -------       -------       -------
Hotel operations                   968          429          425          434           421           574
Interest and other                   0            0            0            0             0             0
                               -------      -------      -------      -------       -------       -------
Total revenues                     968          429          425          434           421           574
                               -------      -------      -------      -------       -------       -------

EXPENSES:
Hotel operations:
  Rooms                            164           91           77          102            84           105
  Administrative                   106           66           43           71            97            58
  Marketing                        107           44           55           51            54            64
  Energy                            61           33           33           33            31            25
  Repair and maintenance            48           21           15           29            33            26
  Management fees                   30           13           17           13            13            19
  Property taxes                    27           13           16           19            12            20
  Other                             39           14           15           11            23            23
                               -------      -------      -------      -------       -------       -------
Hotel operations                   582          295          271          329           347           340
Depreciation and other
  amortization                     125           54           53           63            63            73
Interest                           214           70           73           85            82            95
General and administrative           0            0            0            0             0             0
                               -------      -------      -------      -------       -------       -------
Total expenses                     921          419          397          477           492           508
                               -------      -------      -------      -------       -------       -------
NET INCOME(LOSS)                    47           10           28          (43)          (71)           66

Plus non-cash items - net          125           55           55           65            65            74
Less notes payable
  principal payments                 1            4            5            5             5             6
                               -------      -------      -------      -------       -------       -------
Project operations                 171           61           78           17           (11)          134

Capital Improvements                 0           26           24           15            35            63
                               -------      -------      -------      -------       -------       -------
Project operations after
  capital improvements         $   171      $    35      $    54      $     2       ($   46)      $    71
                               =======      =======      =======      =======       =======       =======


Occupancy                           73%          83%          92%          77%           90%           84%
ADR                            $ 68.80      $ 72.80      $ 64.61      $ 73.51       $ 63.72       $ 79.05

                               Winston                                 Altamonte
                                Salem      Nashville      Atlanta       Springs    Partnership     Total
                               -------      -------       -------       -------      -------      -------
REVENUES:
Hotel operations:
  Rooms                        $   450      $   713       $     0       $   914      $     0      $ 5,136
  Telephone and other               25           27             0            27            0          271
                               -------      -------       -------       -------      -------      -------
Hotel operations                   475          740             0           941            0        5,407
Interest and other                   0            0             0             0          112          112
                               -------      -------       -------       -------      -------      -------
Total revenues                     475          740             0           941          112        5,519
                               -------      -------       -------       -------      -------      -------

EXPENSES:
Hotel operations:
  Rooms                            102          243             0           170            0        1,138
  Administrative                    69          108             5            73            0          696
  Marketing                         57           99             0            94            0          625
  Energy                            32           53             0            46            0          347
  Repair and maintenance            29           87             0            37            0          325
  Management fees                   14           22             0            58            0          199
  Property taxes                    12           28             0            44            0          191
  Other                             14           80             0            21            0          240
                               -------      -------       -------       -------      -------      -------
Hotel operations                   329          720             5           543            0        3,761
Depreciation and other
  amortization                      62          134             0           137            0          764
Interest                            83          223             0           168            0        1,093
General and administrative           0            0             0             0          219          219
                               -------      -------       -------       -------      -------      -------
Total expenses                     474        1,077             5           848          219        5,837
                               -------      -------       -------       -------      -------      -------
NET INCOME(LOSS)                     1         (337)           (5)           93         (107)        (318)

Plus non-cash items - net           64          134             0           174            0          811
Less notes payable
  principal payments                 5           29             0            30            0           90
                               -------      -------       -------       -------      -------      -------
Project operations                  60         (232)           (5)          237         (107)         403

Capital Improvements                14            0             0             0            0          177
                               -------      -------       -------       -------      -------      -------
Project operations after
  capital improvements         $    46      ($  232)      ($    5)      $   237      ($  107)     $   226
                               =======      =======       =======       =======      =======      =======


Occupancy                           85%          67%            0%           87%        --             80%
ADR                            $ 71.21      $ 70.80       $  0.00       $ 89.89         --        $ 73.15


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

In June 1996, the Partnership filed a counterclaim, claiming damages for the failure of NLC to complete the SF Settlement. The Partnership also added the general partners of NLC as additional counterclaim defendants to the case. In July 1996, the counterclaim defendants filed an answer to the counterclaim and a motion for summary judgment dismissing the counterclaim. A hearing on this motion was held in January 1997 and the Partnership's counterclaim was dismissed. In April 1997, the Court denied a motion for summary judgment filed by NLC and 2300 which, in essence, claimed that the Partnership had breached the duty of good faith and fair dealing in not consummating the SF Settlement.

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

In May 1996, the Partnership obtained a temporary injunction staying NLC from undertaking any efforts to exercise any remedies pursuant to the Wrap Note or the Lease. NLC and 2300 filed an answer in June, together with a counterclaim against the Partnership. NLC and 2300 claimed damages from the Partnership and asked the Court to permit acceleration of the Wrap Note and termination of the Lease. In July 1996, the Partnership filed a motion for summary judgment in this case, asking that the Court award the relief sought by it and that the Court dismiss the counterclaim of NLC and 2300. At a hearing on this motion held in August 1996 the Court granted the Partnership's motion. The defendants will appeal all judgments for the Partnership in this case.

Metric Partners Growth Suite Investors, L.P. vs. Joe Huddleston, Commissioner of Revenue for the State of Tennessee, Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 94-1227-II.

GSI filed this action April 25, 1994 to challenge the assessment of a sales and use tax deficiency by the State for the period 1989 through 1993 in the amount of $122,799 with accrued interest through February 20, 1994 of $35,248 (the alleged deficiency plus estimated accrued interest totaled 211,000 at March 31,
1997). In general, the claimed deficiency relates primarily to sales tax related to food and beverage items used in the Hotel's complimentary breakfast and evening social hour. In February 1997, GSI learned that this case had been dismissed for failure to prosecute by its attorneys. On April 25, 1997, the Court granted the Partnership's motion to reinstate the case and a trial is expected to occur later this year.

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


                         By:   Metric Realty,
                               an Illinois general partnership,
                               its Managing General Partner


                         By:   SSR Realty Advisors, Inc.,
                               a Delaware corporation,
                               its Managing General Partner


                         By:   /s/ William A. Finelli
                               -----------------------------
                               William A. Finelli
                               Managing Director,
                               Principal Financial and Accounting Officer of SSR Realty Advisors, Inc.



                         Date: May 14, 1997
                               ------------