Form 10-Q
period 1997-06-30
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 1997-08-13
CIK 800730

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

_X_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1997

                                       OR

___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from __________________to__________________


        Commission file number 0-17660


                                 METRIC PARTNERS
                          GROWTH SUITE INVESTORS, L.P.,

                        a California Limited Partnership
             (Exact name of Registrant as specified in its charter)



               CALIFORNIA                               94-3050708
     ---------------------------------     ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

          One California Street
        San Francisco, California                      94111-5415
     ---------------------------------     ------------------------------------
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(415) 678-2000
                                                   (800) 347-6707 in all states

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

                         METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                               a California Limited Partnership

                                  BALANCE SHEETS (UNAUDITED)



                                                   June 30,     December 31,
                                                     1997           1996
                                                     ----           ----


                                     ASSETS

CASH AND CASH EQUIVALENTS                        $  7,092,000   $  3,436,000
CASH INVESTMENTS                                         --        3,893,000
RESTRICTED CASH                                       323,000        308,000
ACCOUNTS RECEIVABLE                                 1,412,000        715,000
PREPAID EXPENSES AND OTHER ASSETS                     129,000        209,000

PROPERTIES AND IMPROVEMENTS                        13,830,000     90,456,000
ACCUMULATED DEPRECIATION                           (4,998,000)   (31,825,000)
                                                 ------------   ------------

NET PROPERTIES AND IMPROVEMENTS                     8,832,000     58,631,000

REAL ESTATE HELD FOR SALE                          49,128,000           --
DEFERRED FINANCING COSTS                               47,000         73,000
DEFERRED FRANCHISE FEES                               150,000        171,000
                                                 ------------   ------------

TOTAL ASSETS                                     $ 67,113,000   $ 67,436,000
                                                 ============   ============

                        LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE                                 $  1,268,000   $  1,107,000
ACCRUED PROPERTY TAXES                                393,000        311,000
ACCRUED INTEREST                                      284,000        263,000
OTHER LIABILITIES                                   1,450,000      1,347,000
DEFERRED GAIN ON SALE OF PROPERTY                     300,000        300,000
NOTES PAYABLE                                      42,408,000     42,518,000
                                                 ------------   ------------

TOTAL LIABILITIES                                  46,103,000     45,846,000
                                                 ------------   ------------

PARTNERS' EQUITY (DEFICIENCY):
 GENERAL PARTNERS                                      59,000         59,000
 LIMITED PARTNERS (59,932 Units outstanding)       20,951,000     21,531,000
                                                 ------------   ------------

TOTAL PARTNERS' EQUITY                             21,010,000     21,590,000
                                                 ------------   ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY           $ 67,113,000   $ 67,436,000
                                                 ============   ============


                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                   For the Six Months Ended
                                                            June 30,
                                                 ---------------------------

                                                      1997           1996
                                                      ----           ----

REVENUES:
Hotel operations                                 $ 12,254,000   $ 11,483,000
Interest and other                                    179,000        224,000
                                                 ------------   ------------

Total revenues                                     12,433,000     11,707,000
                                                 ------------   ------------

EXPENSES:
Hotel operations:
   Rooms                                            2,426,000      2,273,000
   Administrative                                   1,430,000      1,521,000
   Marketing                                        1,288,000      1,273,000
   Energy                                             603,000        633,000
   Repair and maintenance                             677,000        704,000
   Management fees                                    484,000        398,000
   Property taxes                                     353,000        430,000
   Other                                              464,000        455,000
                                                 ------------   ------------
Total hotel operations                              7,725,000      7,687,000
Depreciation and other amortization                 1,491,000      1,478,000
Interest                                            2,166,000      2,179,000
General and administrative                            408,000        537,000
                                                 ------------   ------------

Total expenses                                     11,790,000     11,881,000
                                                 ------------   ------------

NET INCOME (LOSS)                                $    643,000   $   (174,000)
                                                 ============   ============

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT                                $10            $(3)
                                                          ===            ===

CASH DISTRIBUTIONS PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT                                $20            $15
                                                          ===            ===


                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                  For the Three Months Ended
                                                            June 30,
                                                 ---------------------------

                                                      1997           1996
                                                      ----           ----

REVENUES:
Hotel operations                                 $  6,542,000   $  6,076,000
Interest and other                                     77,000        112,000
                                                 ------------   ------------

Total revenues                                      6,619,000      6,188,000
                                                 ------------   ------------

EXPENSES:
Hotel operations:
   Rooms                                            1,264,000      1,135,000
   Administrative                                     745,000        825,000
   Marketing                                          652,000        648,000
   Energy                                             267,000        286,000
   Repair and maintenance                             364,000        379,000
   Management fees                                    264,000        199,000
   Property taxes                                     199,000        239,000
   Other                                              241,000        215,000
                                                 ------------   ------------
Total hotel operations                              3,996,000      3,926,000
Depreciation and other amortization                   739,000        714,000
Interest                                            1,083,000      1,086,000
General and administrative                            236,000        318,000
                                                 ------------   ------------

Total expenses                                      6,054,000      6,044,000
                                                 ------------   ------------

NET INCOME                                       $    565,000   $    144,000
                                                 ============   ============

NET INCOME PER LIMITED PARTNERSHIP
 ASSIGNEE UNIT                                            $ 9            $ 2
                                                          ===            ===

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP
 ASSIGNEE UNIT                                            $10            $ 7
                                                          ===            ===


                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                   STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
                 For the Six Months Ended June 30, 1997 and 1996



                                   General        Limited
                                   Partner        Partners         Total
                                   -------        --------         -----

BALANCE, JANUARY 1, 1997        $     59,000    $ 21,531,000    $ 21,590,000
NET INCOME                            24,000         619,000         643,000
CASH DISTRIBUTIONS                   (24,000)     (1,199,000)     (1,223,000)
                                ------------    ------------    ------------

BALANCE, JUNE 30, 1997          $     59,000    $ 20,951,000    $ 21,010,000
                                ============    ============    ============


BALANCE, JANUARY 1, 1996        $    100,000    $ 25,150,000    $ 25,250,000
NET INCOME (LOSS)                     18,000        (192,000)       (174,000)
CASH DISTRIBUTIONS                   (18,000)       (899,000)       (917,000)
                                ------------    ------------    ------------

BALANCE, JUNE 30, 1996          $    100,000    $ 24,059,000    $ 24,159,000
                                ============    ============    ============


                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                    For the Six Months Ended
                                                             June 30,
                                                  ----------------------------

                                                       1997           1996
                                                       ----           ----

OPERATING ACTIVITIES
Net Income (Loss)                                 $    643,000    $   (174,000)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation and amortization                     1,589,000       1,572,000
   Cost associated with note payable change               --            74,000
   Changes in operating assets and liabilities:
     Accounts receivable                              (697,000)       (837,000)
     Prepaid expenses and other assets                  80,000          14,000
     Accounts payable, accrued expenses, and
      other liabilities                                367,000          99,000
                                                  ------------    ------------
Net cash provided by operating activities            1,982,000         748,000
                                                  ------------    ------------


INVESTING ACTIVITIES
Proceeds from sale of cash investments               3,893,000            --
Purchase of cash investment                               --        (1,969,000)
Capital improvements                                  (799,000)       (841,000)
Restricted cash - increase                             (15,000)         (6,000)
                                                  ------------    ------------
Net cash provided (used) by investing activities     3,079,000      (2,816,000)
                                                  ------------    ------------


FINANCING ACTIVITIES
Notes payable principal payments                      (182,000)       (186,000)
Cash distribution to partners                       (1,223,000)       (917,000)
                                                  ------------    ------------
Cash used by financing activities                   (1,405,000)     (1,103,000)
                                                  ------------    ------------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS    3,656,000      (3,171,000)
Cash and cash equivalents at beginning of period     3,436,000      10,248,000
                                                  ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  7,092,000    $  7,077,000
                                                  ============    ============


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash during the period           $  2,047,000    $  2,185,000
                                                  ============    ============


     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES

Note payable increase                             $       --      $     74,000
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

2. Transactions with the Managing General Partner and Affiliates

   In accordance with the Partnership Agreement, the Partnership is charged by the managing general partner and affiliates for services provided to the Partnership. The amounts are as follows:

                                                    For the Six Months Ended
                                                             June 30,
                                                    ------------------------

                                                        1997         1996
                                                        ----         ----

     Partnership management fees                     $ 106,000    $  80,000
     Reimbursement of administrative expense           150,000      125,000
                                                     ---------    ---------

     Total                                           $ 256,000    $ 205,000
                                                     =========    =========

3.   Net Income (Loss) Per Limited Partnership Assignee Unit

     The net income (loss) per limited partnership assignee Unit is computed by dividing the net income (loss) allocated to the limited partners by 59,932 assignee Units outstanding.

4.   Cash Investments

     The Partnership considers cash investments to be those investments with an original maturity date of more than three months at the time of purchase. There were no cash investments at June 30, 1997.

5.   Legal Proceedings

     The Partnership is a plaintiff and counterclaim defendant in legal proceedings relating to the management agreement at the Residence Inn - Ontario, a defendant in legal proceedings seeking damages for alleged failure to consummate a settlement of the Residence Inn - Ontario case, a plaintiff and defendant in legal proceedings related to the hotel and the land lease at the Residence Inn - Nashville and a plaintiff in legal proceedings related to sales and use tax assessments by the State of Tennessee. Additionally, the Managing and Associate General Partners of the Partnership and certain of their affiliates and certain current and former employees of the Managing General Partner or its affiliates are plaintiffs and defendants in legal proceedings related to the Residence Inn -
     Nashville. See Part II, Item 1, Legal Proceedings, for a detailed description of these matters.

6.   Real Estate Held for Sale

     The Partnership has adopted a plan to market for sale eight of its nine remaining hotels. The hotels being marketed for sale are the Residence Inns
     - Ontario, Fort Wayne, Columbus (East), Indianapolis (North), Lexington, Louisville, Winston Salem and Altamonte Springs. Pursuant to FAS 121, these eight hotels were classified as real estate held for sale on June 30, 1997 and are presented at the lower of carrying value or fair market value less estimated cost to dispose. The revenues and expenses for the six months ended June 30, 1997 and 1996, of the eight properties were as follows:

                                                    For the Six Months Ended
                                                            June 30,
                                                    ------------------------

                                                        1997        1996
                                                        ----        ----

     Hotel operating revenues                       $10,113,000  $9,693,000
     Hotel operating expenses                       $ 6,258,000  $6,119,000
     Depreciation and other amortization            $ 1,238,000  $1,222,000
     Interest                                       $ 1,735,000  $1,740,000

     No further depreciation and amortization of deferred costs for the eight properties will be provided after June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Item should be read in conjunction with Financial Statements and other Items contained elsewhere in this Report.

Properties

A description of the properties in which the Partnership has an ownership interest, along with the occupancy and room rate data, follows:


                                                 OCCUPANCY AND ROOM RATE SUMMARY

                                                                   Average                      Average
                                                                  Occupancy                      Daily
                                                                    Rate                       Room Rate
                                                                     (%)                          (%)
                                                               Six         Three          Six           Three
                                                              Months       Months        Months         Months
                                                              Ended        Ended         Ended          Ended
                                                Date         June 30,     June 30,      June 30,       June 30,
                                                 of         ---------    ---------     ----------     -----------
       Name and Location             Rooms    Purchase      1997 1996    1997 1996     1997  1996     1997  1996
       -----------------             -----    --------      ---- ----    ---- ----     ----  ----     ----  ----
Residence Inn - Ontario               200       04/88        75   76      74   79     78.65  68.34   78.21  67.91
Ontario, California

Residence Inn - Fort Wayne             80       06/88        80   91      87   91     65.41  64.82   64.38  65.03
Fort Wayne, Indiana

Residence Inn - Columbus (East)        80       06/88        87   86      88   90     72.51  73.44   75.21  74.03
Columbus, Ohio

Residence Inn - Indianapolis (North)   88       06/88        80   78      87   79     77.19  77.76   80.64  81.86
Indianapolis, Indiana

Residence Inn - Lexington              80       06/88        92   93      96   95     76.62  68.48   82.55  73.00
Lexington, Kentucky

Residence Inn - Louisville             96       06/88        87   85      87   86     91.35  84.15   96.15  89.16
Louisville, Kentucky

Residence Inn - Winston-Salem          88       06/88        81   85      85   84     80.44  76.54   81.63  81.96
Winston-Salem, North Carolina

Residence Inn - Nashville (Airport)   168       05/89        78   72      88   78     86.08  76.06   89.12  80.51
Nashville, Tennessee

Residence Inn - Altamonte Springs     128       03/90        90   86      87   84     92.78  86.94   91.64  83.89
Altamonte Springs, Florida


                                                           Page 8 of 20

Results of Operations

Net income was $643,000 for the first half of 1997 compared to net loss of $174,000 for the same period in 1996 and net income increased by $421,000 from $144,000 for the second quarter of 1996 to $565,000 for the second quarter of 1997. The improved results are primarily attributable to substantially improved operations at the Residence Inn - Nashville, which experienced weak operations throughout 1996. In addition, operations improved at the Residence Inns - Altamonte Springs, Lexington, and Indianapolis. Revenues from hotel operations increased 7% and 8% in the first half and second quarter of 1997, respectively, as compared to the same periods of 1996 due to substantial increases at five of the hotels. Hotel operating expenses increased by 1% and 2% for the first half and second quarter of 1997, respectively, when compared to 1996. The slight increases resulted from escalating room costs and management fees, which were partially offset by decreases in administrative expenses, particularly at the Residence Inn - Nashville, and decreases in property tax, energy, and repairs and maintenance expenses. Interest income decreased in 1997 compared to 1996 as a result of lower cash balances due to the distribution of a portion of the sales proceeds from the Residence Inn - Atlanta (Perimeter West) in August 1996. General and administrative expenses decreased substantially in 1997 as compared to 1996 due to the recognition in 1996 of a $74,000 cost associated with the additional loan obligation on the Residence Inn - Nashville. In addition, legal expenses decreased in the first half of 1997 compared to the same period in 1996.

In a letter to investors dated December 10, 1996, the Partnership reported that it intends to proceed with the marketing for sale of the remaining hotels in the Partnership's Portfolio. The Partnership has since interviewed and chosen a real estate broker to market the properties for sale. In July of 1997 the broker actively began marketing eight of the nine remaining hotels for sale. Upon review and legal consultation, the Partnership decided to forgo the marketing of the Residence Inn - Nashville at this time pending resolution of certain legal issues (see Part II, Item 1 for more details in this regard). Investors will be kept appraised as to the status of operations and the potential sale of properties either through regularly scheduled reports or special communications.

The following discussion provides information concerning the operations of the Partnership's remaining nine hotels:

Residence Inn - Ontario: Room revenues increased 10% for the first six months of 1997 as compared to the same period of the prior year. Occupancy declined slightly, to 75%, while the average daily room rate climbed $10.31 to $78.65. These increases were offset in part by an increase of 12% in the hotel's operating expenses, primarily due to increases in room expenses. Through the second quarter, Lockheed continued to provide the hotel's largest share of business; however, the facility closed in July. Business generated by Lockheed employee relocations has increased temporarily, but is expected to terminate by December. Expansion of other businesses in the area continues, however, arising from firms moving into the new Mills Shopping Center and from the recently-opened California Speedway. Additionally, the convention center under construction across the street from the hotel is scheduled to open in late 1997. Two nearby discount extended-stay hotels continue to provide intense competition for the Partnership's hotel by consistently discounting rates. A new all-suite hotel also opened during the quarter, which is anticipated to place pressure on occupancy and room rates at the Residence Inn

Residence Inn- Columbus (East): Room revenues remained unchanged for the first half of 1997 as compared to the same period of the prior year. Occupancy increased slightly, to 87%, while the average daily room rate declined $0.93 to $72.51. Although the Columbus economy continues to expand, most of the growth has been centered in the north and northeast quadrants of the city, with very little change in the east where the Partnership's hotel is located. The sales staff has been very active in its attempts to increase business, particularly through sales blitzes and telemarketing campaigns. The hotel also continues to pursue business from one of its former large corporate patrons which had recently signed a contract with a competing hotel. Primary competition continues to be from a nearby Holiday Inn, although another extended stay hotel is currently under construction approximately 1/2 mile from the Partnership's property, and a neighboring hotel is scheduled for an extensive multi-million dollar renovation. Competition arising from these projects is expected to increase dramatically by year-end.

Residence Inn - Fort Wayne: Room revenues for the first half of 1997 decreased 12% as compared to the same period of the prior year, primarily resulting from a substantial decline in occupancy of 11%, to 80%. This decrease was only partially offset by a marginal increase of $0.59 in the average daily room rate to $65.41, and a decrease of 17% in operating expenses, primarily due to lower property taxes. The Fort Wayne hotel market has begun to recover from a slump caused by labor disputes in the auto industry, but competition from existing hotels and apartment complexes has increased. A new discount extended-stay hotel is currently under construction, and is positioned to capture rate-conscious business from the auto industry and the Fort Wayne airport. The hotel's sales and marketing staff are focusing on maintaining the existing client base while continuing to research leads on new business from local newspapers, as well as through the offering of relocation packages.

Residence Inn - Indianapolis: Room revenues increased by 2% for the first six months of 1997 as compared to the same period of the prior year. Occupancy also increased by 2% to 80% while the average daily room rate remained relatively stable. Significant savings in operating expenses, coupled with a large property tax refund contributed to the overall positive operations and improved operating results of the hotel. The local economy remains strong with low unemployment rates. Competition in the market has, however, increased as two hotels opened during the first quarter, and a third hotel opened this summer. In addition, four more hotels are scheduled to come on line by the end of the year. The marketing strategy for the hotel is focused on increasing the extended-stay patronage base. In addition, a new banner was added at the property, increasing visibility and, in turn, higher-rated short-term summer leisure business.

Residence Inn - Lexington: Room revenues increased substantially, by 11%, for the first six months of the year, as compared to the same period of 1996. Occupancy remained strong, at 92%, the highest rate in the Portfolio, while the hotel's general operating expenses declined by 6%. The economy in Lexington remains strong, and the Partnership's hotel continues to dominate the extended-stay market. Additionally, a new system of "special event rates" was implemented, providing for top rates for special events, regardless of the length of stay, a strategy which has been accepted by patrons. The high occupancy generated last quarter by flood relief workers has been replaced by a significant increase this quarter in long-term corporate training business. The property's landscaping was upgraded during the quarter, which served to significantly increase its curbside appeal. Although the hotel currently enjoys little direct competition, construction began on a new 200-suite extended-stay hotel in July, which will likely impact the Partnership's hotel when the new rooms come on line.

Residence Inn - Louisville: Room revenues increased by 11% for the first half of 1997 as compared to the same period of 1996, resulting primarily from an increase of $7.20 in the average daily room rate to $91.35. The hotel's occupancy for the period rose to 87%, an increase of 2%. Administrative expenses, primarily a sales and use tax levied against the hotel by the State of Kentucky, were significantly higher, resulting in a slight decline in overall operating results. Although the Louisville economy has remained strong, the Partnership's hotel continues to face strong competition in the local market. Several other extended-stay hotels offer suites at discounted rates, capturing much of the lower-rated business. Two new hotels opened recently in the market, and plans were confirmed for two more to open in 1998, with a third under consideration.

Residence Inn - Winston-Salem: Room revenues remained relatively unchanged for the period, as compared to the first half of 1996. Occupancy declined 4%, to 81%, as compared to the same period of the prior year; however the decrease was offset by an increase in the average daily room rate of $3.90 to $80.44, which resulted in a slight improvement in operating results for the period. The Winston-Salem economy is beginning to show signs of stability after the economic decline which followed the relocation of several large corporate divisions from the area. Corporate business is showing signs of improvement, and the hotel has garnered some new business from this segment. Marketing efforts are currently concentrated on increasing patronage from mid-term stay clients. Primary competition for the Partnership's hotel is from a local apartment complex offering units for short-term stays. Additionally, one new discount extended-stay hotel opened in the market with 111 rooms, targeting the most rate-sensitive clients. Three more hotels are anticipated to open by year-end.

Residence Inn - Nashville: Room revenues increased by nearly 18% for the first half of the year, due in large part to an increase in the average daily room rate of $10.02 to $86.08, and an increase in occupancy of 6%, to 78%. The hotel's operating expenses declined by 7%, due in part to $83,000 recorded in the first half of 1996 related to the sales and use taxes discussed below. Overall operating results for the period were positive and markedly improved over the same period of 1996. The improvement in operations was partially due to a significant increase in business arising from conventions. High rated, short-term patronage has also increased, in part due to advertisements aimed at attracting business from wedding parties and other groups. Competition in the already tight market will increase, as a new extended-stay hotel is scheduled to open in September of 1997, just two blocks from the Partnership's hotel, and another hotel, a direct competitor, is undergoing an extensive renovation. Additionally, Opryland theme park added 100 new rooms to its hotel, which will likely impact the patronage from that source previously captured by the Partnership's hotel. The exterior of the hotel was recently completely repainted, and draperies and art work were upgraded in all of the suites. The hotel continues to face additional sales and use taxes levied against it by the State of Tennessee covering the period from 1989 through 1993. The estimated liability for the potential payment of these taxes totaled $217,000 (including interest) at June 30, 1997. The Partnership filed a lawsuit against the State disputing these taxes, and a trial is scheduled for the fourth quarter of this year.

Residence Inn - Altamonte Springs: Room revenues increased by 8% for the first six months of 1997 as compared to the same period of 1996. The average daily room rate increased by $5.84, to $92.78 for the period, and occupancy increased 4%, to 90%, providing for improved positive operating results for the period. The increases were only partially offset by an increase of 7% in operating expenses. Market conditions continue to be favorable for the Partnership's hotel. Strong demand from the corporate (particularly from relocations and training) and leisure sectors has permitted the hotel to post the best second quarter results in its history. The local economy continues to expand at a rapid pace with several corporations moving into Altamonte Springs and nearby Lake Mary. Several hotels currently compete with the Residence Inn - Altamonte Springs, although demand remains high and on occasion patronage has been turned down for Monday through Thursday nights. There remains significant new competition on the near horizon, however, as two new extended-stay hotels are currently under construction, and three others are expected to break ground by the end of the year. There are also preliminary plans for a new hotel less than 1/2 mile from the Partnership's property, and an existing hotel has announced plans for an additional 67 suites. Two local apartment complexes are also planing to dedicate more units to their short-term lease inventory. The hotel's sales staff is focusing its strategies on direct sales and attentive customer service, soliciting business from weekend wedding groups, and hosting special events for nearby leading real estate companies. Renovations recently completed at the hotel include a new fence around the property, landscaping of the sun deck area, and a new roof for one of the buildings.

Partnership Liquidity and Capital Resources

First Half of 1997

As presented in the Statement of Cash Flows, cash was provided by operating activities. Cash was provided by investing activities from proceeds from sale of cash investments and was used for capital improvements. Cash was used by financing activities for distributions to partners and principal payments on notes payable.

The results of project operations before capital improvements for the six and three months ended June 30, 1997 and 1996 (as shown in the tables on pages 13 and 14) are determined by net income or loss adjusted for non-cash items such as depreciation and amortization and reduced by principal payments made on the notes payable. The project operations before capital improvements is an indication of the operational performance of the property. During the first half of 1997, all of the Partnership's nine remaining hotel properties generated positive project operations before deduction for capital improvements. The Partnership, after taking into account results of project operations before capital improvements, interest income, and general and administrative expenses, on an accrual basis, experienced positive results from operations for the period. Project operations should not be considered as an alternative to net income or loss (as presented in the financial statements) as an indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. The project operations after capital improvements for any given period may not be indicative of the property's general performance as capital improvements are likely to be made in large amounts associated with renovation programs.

In the first half of 1997, the Partnership spent $799,000 on capital improvements. The majority was spent on room renovations at the Residence Inns - Nashville, Columbus, Indianapolis, Ontario, and Winston-Salem. In addition, capital was spent on extensive stairway work at the Residence Inn - Nashville. During the remainder of 1997, depending on sales activity, the Partnership anticipates spending approximately $1,000,000 on capital improvements, which are necessary to keep the properties competitive in their respective markets and are required under the agreements with Marriott.

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

As previously reported, resale transactions reached 4.9% of the total number of outstanding Units as of February 26, 1997, at which point the Managing General Partner suspended the processing of resale transactions for the remainder of the calendar year. This action was taken by the Managing General Partner in accordance with its fiduciary responsibility and with the advice of Counsel to protect the Partnership's tax status as a limited partnership. IRS regulations provide that should 5% or more of the outstanding assignee limited partnership Units be traded in a calendar year, the partnership could be classified as a publicly traded partnership for federal tax purposes, and could therefore be taxed as a corporation. Gemisys, the Partnership's Servicing and Transfer Agent, has been instructed to return all paperwork regarding such transactions to the originators. The Partnership regrets this suspension, but believes that such action is in the best interest of the Partnership and its investors.

Conclusion

The Partnership established an estimated value for the assignee Units in the Partnership as of December 31, 1996. Appraisals of the hotels were commissioned and undertaken by a firm which is a recognized appraiser and consultant to the hotel industry. The primary methodology employed in the appraisals used in the evaluation, which was selected by the appraiser and, not pursuant to any instructions from the Partnership, was the income approach to value utilizing a discounted cash flow analysis. In conjunction with the preparation of the appraisals, a discount rate was determined by the appraiser based on several relevant factors, including, but not limited to, the current investment climate for hotel properties, local hotel market and economic conditions, comparisons of occupancy and room rates with prevailing market rates for similar properties and the status of the management contract for each hotel. The Partnership believes that the assumptions utilized in the process were reasonable. The value of the properties as determined by the appraisal process, in combination with the book value of other Partnership assets, resulted in an estimated net asset value of each assignee Unit of $503 as of December 31, 1996. As of December 31, 1995, the value of the properties as determined by the appraisal process, in combination with the book value of other Partnership assets, resulted in an estimated net asset value of each assignee Unit of $521. It should be noted that appraised values represent the opinion of the appraisal firm as of the date of the appraisals and are based on market conditions at the time of the appraisals and on assumptions concerning future circumstances which may or may not be accurate. The change in value (from December 31, 1995 to December 31, 1996) was primarily due to the distribution of a portion of the proceeds from the sale of the Residence Inn - Atlanta, in the amount of $33.37 per Unit in conjunction with the August 1996 regular quarterly distribution, and to only modest changes in values of the hotels over the past year.

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

The Partnership anticipates that it will have sufficient resources to meet its capital and operating requirements into the foreseeable future. A cash distribution to investors for the first quarter of 1997 was made at an annualized rate of 4%, and a cash distribution from second quarter operating results will be made to investors at an annualized rate of 4%. The cash distribution for the first quarter of 1996 was made at an annualized rate of 3%; cash distributions from operations for the second, third and fourth quarters of 1996 were made at an annualized rate of 4%.


                                                 METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                                       a California Limited Partnership

                                                 Project Operations of the Residence Inns for
                                                      the Six Months Ended June 30, 1997
                                                                    (000's)
                                                     Columbus      Fort
                                         Ontario      (East)       Wayne      Indianapolis   Lexington   Louisville
                                         -------      ------       -----      ------------   ---------   ----------
REVENUES:
Hotel operations:
  Rooms                                    $2,108         $851         $700          $914         $945       $1,279
  Telephone and other                         121           40           33            32           48           71
                                       -----------  -----------  -----------   -----------  -----------  -----------
Hotel operations                            2,229          891          733           946          993        1,350
Interest and other                              0            0            0             0            0            0
                                       -----------  -----------  -----------   -----------  -----------  -----------
Total revenues                              2,229          891          733           946          993        1,350
                                       -----------  -----------  -----------   -----------  -----------  -----------

EXPENSES:
Hotel operations:
  Rooms                                       403          215          152           224          152          245
  Administrative                              245          122           91            88          133          193
  Marketing                                   245           91           75            98           97          142
  Energy                                      109           62           48            43           40           44
  Repair and maintenance                      102           54           34            66           66           64
  Management fees                              98           26           22            32           45           44
  Property taxes                               47           42           20           (19)          23           37
  Other                                        74           25           23            27           35           42
                                       -----------  -----------  -----------   -----------  -----------  -----------
Hotel operations                            1,323          637          465           559          591          811
Depreciation and other
  amortization                                259          115          120           141          139          148
Interest                                      428          138          145           168          163          188
General and administrative                      0            0            0             0            0            0
                                       -----------  -----------  -----------   -----------  -----------  -----------
Total expenses                              2,010          890          730           868          893        1,147
                                       -----------  -----------  -----------   -----------  -----------  -----------
NET INCOME(LOSS)                              219            1            3            78          100          203

Plus non-cash items - net                     259          117          122           144          141          151
Less notes payable
  principal payments                            0           10           10            12           12           13
                                       -----------  -----------  -----------   -----------  -----------  -----------
Project operations                            478          108          115           210          229          341

Capital Improvements                          166           56            8            83           43           10
                                       -----------  -----------  -----------   -----------  -----------  -----------
Project operations after
  capital improvements                       $312          $52         $107          $127         $186         $331
                                       ===========  ===========  ===========   ===========  ===========  ===========


Occupancy                                      75%          87%          80%           80%          92%          87%
ADR                                        $78.65       $72.51       $65.41        $77.19       $76.62       $91.35


                                         Winston                               Altamonte
                                          Salem      Nashville     Atlanta      Springs      Partnership       Total
                                          -----      ---------     -------      -------      -----------       -----
REVENUES:
Hotel operations:
  Rooms                                       $964       $2,027           $0       $1,888             $0        $11,676
  Telephone and other                           59          114            0           60              0            578
                                       ------------  -----------  -----------  -----------    -----------  -------------
Hotel operations                             1,023        2,141            0        1,948              0         12,254
Interest and other                               0            0            0            0            179            179
                                       ------------  -----------  -----------  -----------    -----------  -------------
Total revenues                               1,023        2,141            0        1,948            179         12,433
                                       ------------  -----------  -----------  -----------    -----------  -------------

EXPENSES:
Hotel operations:
  Rooms                                        220          457            0          358              0          2,426
  Administrative                               119          229            0          210              0          1,430
  Marketing                                    109          241            0          190              0          1,288
  Energy                                        53          103            0          101              0            603
  Repair and maintenance                        69          134            0           88              0            677
  Management fees                               42           64            0          111              0            484
  Property taxes                                34           87            0           82              0            353
  Other                                         36          152            0           50              0            464
                                       ------------  -----------  -----------  -----------    -----------  -------------
Hotel operations                               682        1,467            0        1,190              0          7,725
Depreciation and other
  amortization                                 141          253            0          175              0          1,491
Interest                                       165          431            0          340              0          2,166
General and administrative                       0            0            0            0            408            408
                                       ------------  -----------  -----------  -----------    -----------  -------------
Total expenses                                 988        2,151            0        1,705            408         11,790
                                       ------------  -----------  -----------  -----------    -----------  -------------
NET INCOME(LOSS)                                35          (10)           0          243           (229)           643

Plus non-cash items - net                      143          253            0          259              0          1,589
Less notes payable
  principal payments                            12           65            0           48              0            182
                                       ------------  -----------  -----------  -----------    -----------  -------------
Project operations                             166          178            0          454           (229)         2,050

Capital Improvements                            57          349            0           27              0            799
                                       ------------  -----------  -----------  -----------    -----------  -------------
Project operations after
  capital improvements                        $109        ($171)          $0         $427          ($229)        $1,251
                                       ============  ===========  ===========  ===========    ===========  =============


Occupancy                                       81%          78%                       90%                           82%
ADR                                         $80.44       $86.08                    $92.78                        $81.37



                                                 METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                                       a California Limited Partnership

                                                 Project Operations of the Residence Inns for
                                                      the Six Months Ended June 30, 1996
                                                                     (000's)
                                                     Columbus      Fort
                                         Ontario      (East)       Wayne      Indianapolis   Lexington   Louisville
                                         -------      ------       -----      ------------   ---------   ----------
REVENUES:
Hotel operations:
  Rooms                                    $1,918         $851         $797          $898         $853       $1,154
  Telephone and other                         125           42           48            40           68           81
                                       -----------  -----------  -----------   -----------  -----------  -----------
Hotel operations                            2,043          893          845           938          921        1,235
Interest and other                              0            0            0             0            0            0
                                       -----------  -----------  -----------   -----------  -----------  -----------
Total revenues                              2,043          893          845           938          921        1,235
                                       -----------  -----------  -----------   -----------  -----------  -----------

EXPENSES:
Hotel operations:
  Rooms                                       329          192          164           212          153          211
  Administrative                              233          127           90           126          163          117
  Marketing                                   216           87           95           113          113          135
  Energy                                      116           50           52            57           49           46
  Repair and maintenance                       96           51           39            65           65           59
  Management fees                              61           27           26            28           28           43
  Property taxes                               55           32           69            37           24           39
  Other                                        80           35           28            22           36           42
                                       -----------  -----------  -----------   -----------  -----------  -----------
Hotel operations                            1,186          601          563           660          631          692
Depreciation and other
  amortization                                251          109          107           128          129          148
Interest                                      428          139          146           169          164          190
General and administrative                      0            0            0             0            0            0
                                       -----------  -----------  -----------   -----------  -----------  -----------
Total expenses                              1,865          849          816           957          924        1,030
                                       -----------  -----------  -----------   -----------  -----------  -----------
NET INCOME(LOSS)                              178           44           29           (19)          (3)         205

Plus non-cash items - net                     251          112          109           131          132          151
Less notes payable
  principal payments                            3            9            9            11           11           12
                                       -----------  -----------  -----------   -----------  -----------  -----------
Project operations                            426          147          129           101          118          344

Capital Improvements                           28           49           27            91          156          148
                                       -----------  -----------  -----------   -----------  -----------  -----------
Project operations after
  capital improvements                       $398          $98         $102           $10         ($38)        $196
                                       ===========  ===========  ===========   ===========  ===========  ===========


Occupancy                                      76%          86%          91%           78%          93%          85%
ADR                                        $68.34       $73.44       $64.82        $77.76       $68.48       $84.15



                                         Winston                                Altamonte
                                          Salem      Nashville      Atlanta      Springs      Partnership      Total
                                          -----      ---------      -------      -------      -----------      -----
REVENUES:
Hotel operations:
  Rooms                                       $957       $1,725           $0       $1,749             $0        $10,902
  Telephone and other                           56           65            0           56              0            581
                                       ------------  -----------  -----------  -----------    -----------  -------------
Hotel operations                             1,013        1,790            0        1,805              0         11,483
Interest and other                               0            0            0            0            224            224
                                       ------------  -----------  -----------  -----------    -----------  -------------
Total revenues                               1,013        1,790            0        1,805            224         11,707
                                       ------------  -----------  -----------  -----------    -----------  -------------

EXPENSES:
Hotel operations:
  Rooms                                        206          459            0          347              0          2,273
  Administrative                               134          360           (8)         179              0          1,521
  Marketing                                    114          213            0          187              0          1,273
  Energy                                        58          112            0           93              0            633
  Repair and maintenance                        65          182            0           82              0            704
  Management fees                               41           54            0           90              0            398
  Property taxes                                29           57            0           88              0            430
  Other                                         30          139            0           43              0            455
                                       ------------  -----------  -----------  -----------    -----------  -------------
Hotel operations                               677        1,576           (8)       1,109              0          7,687
Depreciation and other
  amortization                                 126          256            0          224              0          1,478
Interest                                       167          439            0          337              0          2,179
General and administrative                       0            0            0            0            537            537
                                       ------------  -----------  -----------  -----------    -----------  -------------
Total expenses                                 970        2,271           (8)       1,670            537         11,881
                                       ------------  -----------  -----------  -----------    -----------  -------------
NET INCOME(LOSS)                                43         (481)           8          135           (313)          (174)

Plus non-cash items - net                      128          256            0          302             74          1,646
Less notes payable
  principal payments                            11           69            0           51              0            186
                                       ------------  -----------  -----------  -----------    -----------  -------------
Project operations                             160         (294)           8          386           (239)         1,286

Capital Improvements                            57          231            0           54              0            841
                                       ------------  -----------  -----------  -----------    -----------  -------------
Project operations after
  capital improvements                        $103        ($525)          $8         $332          ($239)          $445
                                       ============  ===========  ===========  ===========    ===========  =============


Occupancy                                       85%          72%           0%          86%                           82%
ADR                                         $76.54       $76.06        $0.00       $86.94                        $75.17



                                                 METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                                       a California Limited Partnership

                                                 Project Operations of the Residence Inns for
                                                     the Three Months Ended June 30, 1997
                                                                     (000's)

                                                     Columbus      Fort
                                         Ontario      (East)       Wayne      Indianapolis   Lexington   Louisville
                                         -------      ------       -----      ------------   ---------   ----------
REVENUES:
Hotel operations:
  Rooms                                    $1,056         $447         $375          $517         $535         $679
  Telephone and other                          59           15           18            19           21           35
                                       -----------  -----------  -----------   -----------  -----------  -----------
Hotel operations                            1,115          462          393           536          556          714
Interest and other                              0            0            0             0            0            0
                                       -----------  -----------  -----------   -----------  -----------  -----------
Total revenues                              1,115          462          393           536          556          714
                                       -----------  -----------  -----------   -----------  -----------  -----------

EXPENSES:
Hotel operations:
  Rooms                                       209          109           70           109           78          119
  Administrative                              113           65           48            58           72          120
  Marketing                                   116           48           39            52           48           73
  Energy                                       55           27           19            22           16           22
  Repair and maintenance                       51           31           18            32           36           35
  Management fees                              48           13           12            20           32           25
  Property taxes                               24           22           10            13           11           15
  Other                                        42           13           14            15           17           24
                                       -----------  -----------  -----------   -----------  -----------  -----------

Hotel operations                              658          328          230           321          310          433
Depreciation and other
  amortization                                130           58           60            71           70           74
Interest                                      214           69           73            84           81           94
General and administrative                      0            0            0             0            0            0
                                       -----------  -----------  -----------   -----------  -----------  -----------

Total expenses                              1,002          455          363           476          461          601
                                       -----------  -----------  -----------   -----------  -----------  -----------
NET INCOME(LOSS)                              113            7           30            60           95          113

Plus non-cash items - net                     130           59           61            73           71           75
Less notes payable
  principal payments                            0            5            5             6            6            6
                                       -----------  -----------  -----------   -----------  -----------  -----------

Project operations                            243           61           86           127          160          182

Capital Improvements                           65           51            6            52           34            2
                                       -----------  -----------  -----------   -----------  -----------  -----------

Project operations after
  capital improvements                       $178          $10          $80           $75         $126         $180
                                       ===========  ===========  ===========   ===========  ===========  ===========


Occupancy                                      74%          88%          87%           87%          96%          87%
ADR                                        $78.21       $75.21       $64.38        $80.64       $82.55       $96.15



                                         Winston                                Altamonte
                                          Salem       Nashville     Atlanta      Springs      Partnership     Total
                                          -----       ---------     -------      -------      -----------     -----
REVENUES:
Hotel operations:
  Rooms                                       $514       $1,211           $0         $921             $0         $6,255
  Telephone and other                           32           63            0           25              0            287
                                       ------------  -----------  -----------  -----------    -----------  -------------
Hotel operations                               546        1,274            0          946              0          6,542
Interest and other                               0            0            0            0             77             77
                                       ------------  -----------  -----------  -----------    -----------  -------------
Total revenues                                 546        1,274            0          946             77          6,619
                                       ------------  -----------  -----------  -----------    -----------  -------------

EXPENSES:
Hotel operations:
  Rooms                                        117          256            0          197              0          1,264
  Administrative                                52          120            0           97              0            745
  Marketing                                     56          128            0           92              0            652
  Energy                                        23           36            0           47              0            267
  Repair and maintenance                        38           74            0           49              0            364
  Management fees                               28           38            0           48              0            264
  Property taxes                                17           47            0           40              0            199
  Other                                         18           77            0           21              0            241
                                       ------------  -----------  -----------  -----------    -----------  -------------

Hotel operations                               349          776            0          591              0          3,996
Depreciation and other
  amortization                                  63          127            0           86              0            739
Interest                                        82          216            0          170              0          1,083
General and administrative                       0            0            0            0            236            236
                                       ------------  -----------  -----------  -----------    -----------  -------------

Total expenses                                 494        1,119            0          847            236          6,054
                                       ------------  -----------  -----------  -----------    -----------  -------------
NET INCOME(LOSS)                                52          155            0           99           (159)           565

Plus non-cash items - net                       64          127            0          128              0            788
Less notes payable
  principal payments                             6           33            0           25              0             92
                                       ------------  -----------  -----------  -----------    -----------  -------------

Project operations                             110          249            0          202           (159)         1,261

Capital Improvements                            57          220            0           22              0            509
                                       ------------  -----------  -----------  -----------    -----------  -------------

Project operations after
  capital improvements                         $53          $29           $0         $180          ($159)          $752
                                       ============  ===========  ===========  ===========    ===========  =============


Occupancy                                       85%          88%                       87%                           85%
ADR                                         $81.63       $89.12                    $91.64                        $83.11



                                                 METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                                       a California Limited Partnership

                                                 Project Operations of the Residence Inns for
                                                     the Three Months Ended June 30, 1996
                                                                     (000's)
                                                     Columbus      Fort
                                         Ontario      (East)       Wayne      Indianapolis   Lexington   Louisville
                                         -------      ------       -----      ------------   ---------   ----------
REVENUES:
Hotel operations:
  Rooms                                    $1,005         $446         $397          $481         $466         $617
  Telephone and other                          70           18           23            23           34           44
                                       -----------  -----------  -----------   -----------  -----------  -----------
Hotel operations                            1,075          464          420           504          500          661
Interest and other                              0            0            0             0            0            0
                                       -----------  -----------  -----------   -----------  -----------  -----------
Total revenues                              1,075          464          420           504          500          661
                                       -----------  -----------  -----------   -----------  -----------  -----------

EXPENSES:
Hotel operations:
  Rooms                                       165          101           87           110           69          106
  Administrative                              127           61           47            55           66           59
  Marketing                                   109           43           40            62           59           71
  Energy                                       55           17           19            24           18           21
  Repair and maintenance                       48           30           24            36           32           33
  Management fees                              31           14            9            15           15           24
  Property taxes                               28           19           53            18           12           19
  Other                                        41           21           13            11           13           19
                                       -----------  -----------  -----------   -----------  -----------  -----------

Hotel operations                              604          306          292           331          284          352
Depreciation and other
  amortization                                126           55           54            65           66           75
Interest                                      214           69           73            84           82           95
General and administrative                      0            0            0             0            0            0
                                       -----------  -----------  -----------   -----------  -----------  -----------

Total expenses                                944          430          419           480          432          522
                                       -----------  -----------  -----------   -----------  -----------  -----------
NET INCOME(LOSS)                              131           34            1            24           68          139

Plus non-cash items - net                     126           57           54            66           67           77
Less notes payable
  principal payments                            2            5            4             6            6            6
                                       -----------  -----------  -----------   -----------  -----------  -----------

Project operations                            255           86           51            84          129          210

Capital Improvements                           28           23            3            76          121           85
                                       -----------  -----------  -----------   -----------  -----------  -----------

Project operations after
  capital improvements                       $227          $63          $48            $8           $8         $125
                                       ===========  ===========  ===========   ===========  ===========  ===========


Occupancy                                      79%          90%          91%           79%          95%          86%
ADR                                        $67.91       $74.03       $65.03        $81.86       $73.00       $89.16


                                         Winston                                Altamonte
                                          Salem       Nashville     Atlanta      Springs      Partnership      Total
                                          -----       ---------     -------      -------      -----------      -----
REVENUES:
Hotel operations:
  Rooms                                       $507       $1,012           $0         $835             $0         $5,766
  Telephone and other                           31           38            0           29              0            310
                                       ------------  -----------  -----------  -----------    -----------  -------------
Hotel operations                               538        1,050            0          864              0          6,076
Interest and other                               0            0            0            0            112            112
                                       ------------  -----------  -----------  -----------    -----------  -------------
Total revenues                                 538        1,050            0          864            112          6,188
                                       ------------  -----------  -----------  -----------    -----------  -------------

EXPENSES:
Hotel operations:
  Rooms                                        104          216            0          177              0          1,135
  Administrative                                65          252          (13)         106              0            825
  Marketing                                     57          114            0           93              0            648
  Energy                                        26           59            0           47              0            286
  Repair and maintenance                        36           95            0           45              0            379
  Management fees                               27           32            0           32              0            199
  Property taxes                                17           29            0           44              0            239
  Other                                         16           59            0           22              0            215
                                       ------------  -----------  -----------  -----------    -----------  -------------

Hotel operations                               348          856          (13)         566              0          3,926
Depreciation and other
  amortization                                  64          122            0           87              0            714
Interest                                        84          216            0          169              0          1,086
General and administrative                       0            0            0            0            318            318
                                       ------------  -----------  -----------  -----------    -----------  -------------

Total expenses                                 496        1,194          (13)         822            318          6,044
                                       ------------  -----------  -----------  -----------    -----------  -------------
NET INCOME(LOSS)                                42         (144)          13           42           (206)           144

Plus non-cash items - net                       64          122            0          128             74            835
Less notes payable
  principal payments                             6           40            0           21              0             96
                                       ------------  -----------  -----------  -----------    -----------  -------------

Project operations                             100          (62)          13          149           (132)           883

Capital Improvements                            43          231            0           54              0            664
                                       ------------  -----------  -----------  -----------    -----------  -------------

Project operations after
  capital improvements                         $57        ($293)         $13          $95          ($132)          $219
                                       ============  ===========  ===========  ===========    ===========  =============


Occupancy                                       84%          78%                       84%                           84%
ADR                                         $81.96       $80.51                    $83.89                        $77.10


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

In July 1994, the Court in the Nashville Case I, discussed below, ruled that the Hotel had been fraudulently conveyed to NLC in 1986 and voided the conveyance. The Court in the Nashville Case I ordered a sale of the Land, subject to all prior encumbrances, including the ground lease of the Land by the Partnership (the "Lease"). As discussed in more detail below (see "Nashville Case I"), subsequent to a judicial sale held on July 24, 1996, the Court ruled in a confirmation hearing held in August 1996 that the Land would be sold to Orlando Residence, Ltd ("Orlando"). In December, 1996, the Tennessee Court of Appeals reversed the judgement underlying the judicial sale; this reversal may result in NLC regaining ownership of the Land pending the outcome of a new trial. Unless NLC regains ownership of the Land, the Partnership will not be able to purchase the Land as agreed in the SF Settlement.

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

Prior to this reversal, Orlando requested and the Court ordered a judicial sale of the Land, with the sale subject to encumbrances of record, including the Lease. The sale was a credit sale, with the purchase price due in six months. This sale was held on July 24, 1996. At a confirmation hearing in August 1996, the Court ordered the Land to be sold to Orlando. The Court further ordered that Orlando was to become the landlord under the Lease. Because of this reversal and the refusal of the Tennessee Supreme Court to hear an appeal from Orlando, NLC may regain ownership of the Land and again be the landlord under the Lease, pending the outcome of a new trial.

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

In February 1996, the Court granted a motion filed by 2300 and NLC for partial summary judgement, ruling that the Partnership had breached the SF Settlement. The action will continue to determine damages and other issues and trial has been set for February 9, 1998. The Partnership does not believe it breached the SF Settlement and will appeal this ruling at an appropriate time. However, no assurance can be given that its appeal will be successful. In any event, the Partnership does not believe that any damages it might ultimately be required to pay in this action will have a material adverse effect on the Partnership.

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

In May 1996, the Partnership obtained a temporary injunction staying NLC from undertaking any efforts to exercise any remedies pursuant to the Wrap Note or the Lease. NLC and 2300 filed an answer in June, together with a counterclaim against the Partnership. NLC and 2300 claimed damages from the Partnership and asked the Court to permit acceleration of the Wrap Note and termination of the Lease. In July 1996, the Partnership filed a motion for summary judgment in this case, asking that the Court award the relief sought by it and that the Court dismiss the counterclaim of NLC and 2300. At a hearing on this motion held in August 1996 the Court granted the Partnership's motion. The defendants will appeal all judgments for the Partnership in this case. The Partnership and the defendants have agreed on an attorneys' fee award to the Partnership of $60,000, but no payment is expected until the defendants' appeal is resolved.

Metric Realty et al vs. Kenneth E. Nelson and Nashville Lodging Co., San Francisco County Superior Court, Case No. 987134 (the "Declaratory Relief Action").

Kenneth E. Nelson and Nashville Lodging Co. vs. Metric Realty et al., U.S. District Court for the Middle District of Tennessee, in Nashville, Case No. 3-97-0779 (the "Inducement Action").

In the second quarter of 1997, Nelson alleged that Metric Realty and GHI Associates II, L.P., the Managing and Associate General Partners, respectively, of the Partnership, and certain of Metric Realty's affiliates (the "Affiliates") and certain former and current employees of Metric Realty or its affiliates (the "Employees") had improperly induced the Partnership to breach the SF Settlement. In May 1997, Metric Realty and GHI Associates II, L.P., the Affiliates and the Employees filed the Declaratory Relief Action against Nelson and NLC to obtain a judgment that the plaintiffs did not improperly cause the Partnership to breach the SF Settlement. In June 1997, Nelson and NLC filed the Inducement Action in the Chancery Court for Davidson County, in Nashville, Tennessee (the "Chancery Court") against Metric Realty, GHI Associates II, L.P., the Affiliates and
certain of the Employees (the "Inducement Action Defendants"), seeking unspecified compensatory, treble and punitive damages for the alleged improper inducement of breach of contract.

No responsive pleadings have yet been filed to either action. However, the Inducement Action Defendants removed the lawsuit from the Chancery Court to the U.S. District Court for Tennessee on July 25, 1997. It is expected that Nelson will attempt to have this action remanded to the Chancery Court. The Inducement Action Defendants have also filed a motion to dismiss the complaint against the Employees and one of the Affiliates named in the action based on lack of jurisdiction and against the remaining Affiliates based on failure to state a claim. In addition, the Inducement Action Defendants have moved for a stay of the Inducement Action pending the outcome of the Declaratory Relief Action.

The legal and other expenses of the Inducement Action Defendants in both the Declaratory Relief Action and the Inducement Action arising as a result of the allegations made by Nelson will be paid by the Partnership pursuant to the indemnification provisions of the Partnership's limited partnership agreement and subject to the conditions set forth in those provisions.

Metric Partners Growth Suite Investors, L.P. vs. Joe Huddleston, Commissioner of Revenue for the State of Tennessee, Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 94-1227-II.

GSI filed this action April 25, 1994 to challenge the assessment of a sales and use tax deficiency by the State for the period 1989 through 1993 (the alleged deficiency plus estimated accrued interest totaled $217,000 at June 30, 1997). In general, the claimed deficiency relates primarily to sales tax alleged to be owed in connection with (i) room rental to federal employees, (ii) telephone calls by guests and (iii) food and beverage items used in the Hotel's complimentary breakfast and evening social hour. In February 1997, GSI learned that this case had been dismissed for failure to prosecute by its attorneys. On April 25, 1997, the Court granted the Partnership's motion to reinstate the case and a trial is scheduled for the fourth quarter of 1997.

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


                             By:  Metric Realty,
                                  an Illinois general partnership,
                                  its Managing General Partner


                             By:  SSR Realty Advisors, Inc.,
                                  a Delaware corporation,
                                  its Managing General Partner


                             By:  /s/ William A. Finelli
                                  -------------------------------
                                   William A. Finelli
                                   Managing Director,
                                   Principal Financial and Accounting Officer of SSR Realty Advisors, Inc.



                             Date: August 11, 1997
                                   ---------------