Form 10-Q
period 1997-09-30
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 1997-11-13
CIK 800730

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

        For the quarterly period ended September 30, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from  ________________to___________________


        Commission file number 0-17660


                                 METRIC PARTNERS

                          GROWTH SUITE INVESTORS, L.P.,

                        a California Limited Partnership
             (Exact name of Registrant as specified in its charter)



                 CALIFORNIA                             94-3050708
      --------------------------------      -----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

            One California Street
          San Francisco, California                      94111-5415
      --------------------------------      ------------------------------------
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

                           BALANCE SHEETS (UNAUDITED)


                                                  September 30,   December 31,
                                                       1997           1996
                                                       ----           ----

                                     ASSETS

CASH AND CASH EQUIVALENTS                         $  3,843,000   $  3,436,000
CASH INVESTMENTS                                     3,888,000      3,893,000
RESTRICTED CASH                                        327,000        308,000
ACCOUNTS RECEIVABLE                                  1,546,000        715,000
PREPAID EXPENSES AND OTHER ASSETS                      207,000        209,000

PROPERTIES AND IMPROVEMENTS                         13,906,000     90,456,000
ACCUMULATED DEPRECIATION                            (5,127,000)   (31,825,000)
                                                  ------------   ------------

NET PROPERTIES AND IMPROVEMENTS                      8,779,000     58,631,000

REAL ESTATE HELD FOR SALE                           49,336,000           --
DEFERRED FINANCING COSTS                                33,000         73,000
DEFERRED FRANCHISE FEES                                148,000        171,000
                                                  ------------   ------------

TOTAL ASSETS                                      $ 68,107,000   $ 67,436,000
                                                  ============   ============

                        LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE                                  $  1,375,000   $  1,107,000
ACCRUED PROPERTY TAXES                                 593,000        311,000
ACCRUED INTEREST                                       295,000        263,000
OTHER LIABILITIES                                    1,640,000      1,347,000
DEFERRED GAIN ON SALE OF PROPERTY                      300,000        300,000
NOTES PAYABLE                                       42,351,000     42,518,000
                                                  ------------   ------------

TOTAL LIABILITIES                                   46,554,000     45,846,000
                                                  ------------   ------------

PARTNERS' EQUITY (DEFICIENCY):
 GENERAL PARTNERS                                       59,000         59,000
 LIMITED PARTNERS (59,932 Units outstanding)        21,494,000     21,531,000
                                                  ------------   ------------

TOTAL PARTNERS' EQUITY                              21,553,000     21,590,000
                                                  ------------   ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY            $ 68,107,000   $ 67,436,000
                                                  ============   ============

                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                   For the Nine Months Ended
                                                          September 30,
                                                  ---------------------------

                                                       1997          1996
                                                       ----          ----

REVENUES:
Hotel operations                                  $ 18,748,000   $ 17,639,000
Interest and other                                     261,000        331,000
                                                  ------------   ------------

Total revenues                                      19,009,000     17,970,000
                                                  ------------   ------------

EXPENSES:
Hotel operations:
   Rooms                                             3,674,000      3,480,000
   Administrative                                    2,140,000      2,264,000
   Marketing                                         1,939,000      1,948,000
   Energy                                              887,000        907,000
   Repair and maintenance                            1,014,000      1,040,000
   Management fees                                     747,000        632,000
   Property taxes                                      568,000        551,000
   Other                                               717,000        653,000
                                                  ------------   ------------
Total hotel operations                              11,686,000     11,475,000
Depreciation and other amortization                  1,621,000      2,196,000
Interest                                             3,248,000      3,263,000
General and administrative                             656,000        972,000
                                                  ------------   ------------

Total expenses                                      17,211,000     17,906,000
                                                  ------------   ------------

NET INCOME                                        $  1,798,000   $     64,000
                                                  ============   ============

NET INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT           $29            $ 1
                                                            ==            ===

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP
 ASSIGNEE UNIT                                             $30            $58
                                                           ===            ===

                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                  For the Three Months Ended
                                                          September 30,
                                                  ---------------------------

                                                       1997           1996
                                                       ----           ----

REVENUES:
Hotel operations                                  $  6,494,000   $  6,156,000
Interest and other                                      82,000        107,000
                                                  ------------   ------------

Total revenues                                       6,576,000      6,263,000
                                                  ------------   ------------

EXPENSES:
Hotel operations:
   Rooms                                             1,248,000      1,207,000
   Administrative                                      710,000        743,000
   Marketing                                           651,000        675,000
   Energy                                              284,000        274,000
   Repair and maintenance                              337,000        336,000
   Management fees                                     263,000        234,000
   Property taxes                                      215,000        121,000
   Other                                               253,000        198,000
                                                  ------------   ------------
Total hotel operations                               3,961,000      3,788,000
Depreciation and other amortization                    130,000        718,000
Interest                                             1,082,000      1,084,000
General and administrative                             248,000        435,000
                                                  ------------   ------------

Total expenses                                       5,421,000      6,025,000
                                                  ------------   ------------

NET INCOME                                        $  1,155,000   $    238,000
                                                  ============   ============

NET INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT           $19            $ 4
                                                           ===            ===

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP
 ASSIGNEE UNIT                                             $10            $43
                                                           ===            ===

                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                   STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
              For the Nine Months Ended September 30, 1997 and 1996



                                       General       Limited
                                       Partner       Partners        Total
                                       -------       --------        -----

BALANCE, JANUARY 1, 1997             $     59,000  $ 21,531,000  $ 21,590,000
NET INCOME                                 37,000     1,761,000     1,798,000
CASH DISTRIBUTIONS                        (37,000)   (1,798,000)   (1,835,000)
                                     ------------  ------------  ------------

BALANCE, SEPTEMBER 30, 1997          $     59,000  $ 21,494,000  $ 21,553,000
                                     ============  ============  ============


BALANCE, JANUARY 1, 1996             $    100,000  $ 25,150,000  $ 25,250,000
NET INCOME (LOSS)                          30,000        34,000        64,000
CASH DISTRIBUTIONS                        (71,000)   (3,498,000)   (3,569,000)
                                     ------------  ------------  ------------

BALANCE, SEPTEMBER 30, 1996          $     59,000  $ 21,686,000  $ 21,745,000
                                     ============  ============  ============

                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                   For the Nine Months Ended
                                                          September 30,
                                                  ---------------------------

                                                       1997          1996
                                                       ----          ----

OPERATING ACTIVITIES
Net Income                                        $  1,798,000   $     64,000
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Depreciation and amortization                     1,772,000      2,339,000
   Cost associated with note payable change               --           74,000
   Changes in operating assets and liabilities:
     Accounts receivable                              (831,000)      (517,000)
     Prepaid expenses and other assets                   2,000         (5,000)
     Accounts payable, accrued expenses, and
      other liabilities                                875,000        679,000
                                                  ------------   ------------
Net cash provided by operating activities            3,616,000      2,634,000
                                                  ------------   ------------


INVESTING ACTIVITIES
Proceeds from sale of cash investments               3,893,000      1,969,000
Purchase of cash investment                         (3,888,000)    (5,862,000)
Capital improvements                                (1,083,000)    (1,783,000)
Restricted cash - increase                             (19,000)        (6,000)
                                                  ------------   ------------
Net cash used by investing activities               (1,097,000)    (5,682,000)
                                                  ------------   ------------


FINANCING ACTIVITIES
Notes payable principal payments                      (277,000)      (273,000)
Cash distribution to partners                       (1,835,000)    (3,569,000)
                                                  ------------   ------------
Cash used by financing activities                   (2,112,000)    (3,842,000)
                                                  ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       407,000     (6,890,000)
Cash and cash equivalents at beginning of period     3,436,000     10,248,000
                                                  ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  3,843,000   $  3,358,000
                                                  ============   ============


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash during the period           $  3,098,000   $  3,211,000
                                                  ============   ============


     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES

Note payable increase                             $       --     $     74,000
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

2. Transactions with the Managing General Partner and Affiliates

In accordance with the Partnership Agreement,  the Partnership is charged by the
managing   general   partner  and  affiliates  for  services   provided  to  the
Partnership. The amounts are as follows:

                                        For the Nine Months Ended September 30,
                                        ---------------------------------------

                                                      1997        1996
                                                      ----        ----
     Partnership management fees                    $160,000    $133,000
     Reimbursement of administrative expense         225,000     206,000
                                                    --------    --------

     Total                                          $385,000    $339,000
                                                    ========    ========

3.   Net Income Per Limited Partnership Assignee Unit

The net income per limited partnership assignee Unit is computed by dividing the
net  income   allocated  to  the  limited  partners  by  59,932  assignee  Units outstanding.

4.   Cash Investments

The Partnership considers cash investments to be those investments with an original maturity date of more than three months at the time of purchase. The cash investment at September 30, 1997 matures in March 1998 and bears interest at an effective rate of 5.6% per annum.

5.   Legal Proceedings

The Partnership is a plaintiff and counterclaim defendant in legal proceedings relating to the management agreement at the Residence Inn - Ontario, a defendant in legal proceedings seeking damages for alleged failure to consummate a settlement of the Residence Inn - Ontario case, a plaintiff and/or defendant in legal proceedings related to the hotel, loans secured by the hotel and the land lease at the Residence Inn - Nashville. Additionally, the Managing and Associate General Partners of the Partnership and certain of their affiliates and certain current and former employees of the Managing General Partner or its affiliates are plaintiffs and defendants in legal proceedings related to the Residence Inn-Nashville. See Part II, Item 1, Legal Proceedings, for a detailed description of these matters.

6.   Real Estate Held for Sale

The Partnership has adopted a plan to market for sale eight of its nine remaining hotels. The hotels being marketed for sale are the Residence Inns - Ontario, Fort Wayne, Columbus (East), Indianapolis (North), Lexington, Louisville, Winston Salem and Altamonte Springs. Pursuant to FAS 121, these eight hotels were classified as real estate held for sale on June 30, 1997 and are presented at the lower of carrying value or fair market value less estimated cost to dispose. The revenues and expenses for the nine months ended September 30, 1997 and 1996, of the eight properties were as follows:

                                                       1997        1996
                                                       ----        ----

     Hotel operating revenues                      $15,305,000 $14,695,000
     Hotel operating expenses                       $9,441,000  $9,118,000
     Depreciation and other amortization            $1,238,000  $1,823,000
     Interest                                       $2,602,000  $2,608,000

No depreciation and amortization of deferred franchise fees for the eight properties are recorded after June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Item should be read in conjunction with Financial Statements and other Items contained elsewhere in this Report.

Properties

A description of the properties in which the Partnership has an ownership interest, along with the occupancy and room rate data, follows:

                                              OCCUPANCY AND ROOM RATE SUMMARY

                                                                Average Occupancy          Average Daily Room Rate
                                                                       (%)                           ($)
                                                             -----------------------     --------------------------
                                                               Nine         Three          Nine           Three
                                                              Months        Months        Months          Months
                                                               Ended         Ended         Ended           Ended
                                                  Date       Sept. 30,     Sept. 30,     Sept. 30,       Sept. 30,
                                                   of        ---------     ---------     ----------      ----------
       Name and Location               Rooms    Purchase     1997 1996     1997 1996     1997  1996      1997  1996
       -----------------               -----    --------     ---- ----     ---- ----     ----  ----      ----  ----
Residence Inn - Ontario                 200      04/88        73   75       68   72     79.06  68.78    86.91  75.41
Ontario, California

Residence Inn - Fort Wayne               80      06/88        84   91       91   90     67.15  66.87    70.17  71.01
Fort Wayne, Indiana

Residence Inn - Columbus (East)          80      06/88        90   87       94   90     74.78  74.97    78.98  77.91
Columbus, Ohio

Residence Inn - Indianapolis (North)     88      06/88        79   81       78   86     79.75  78.76    85.04  80.57
Indianapolis, Indiana

Residence Inn - Lexington                80      06/88        92   93       91   95     78.01  70.19    80.80  73.51
Lexington, Kentucky

Residence Inn - Louisville               96      06/88        90   88       95   93     91.45  87.13    91.64  92.57
Louisville, Kentucky

Residence Inn - Winston-Salem            88      06/88        84   85       91   85     79.74  75.48    78.50  73.39
Winston-Salem, North Carolina

Residence Inn - Nashville (Airport)     168      05/89        82   77       90   85     87.50  78.58    98.83  92.46
Nashville, Tennessee

Residence Inn - Altamonte Springs       128      03/90        85   86       76   85     92.73  84.77   100.01  87.56
Altamonte Springs, Florida


Results of Operations

Net income increased $1,734,000 and $917,000 for the first three quarters and third quarter of 1997, respectively, when compared to the same periods in 1996. Of the increases, approximately $600,000, for each period, is the result of depreciation not being recorded after June 30, 1997 on the real estate assets held for sale (see Note 6 to the financial statements). In addition, operations improved substantially at the Residence Inn - Nashville for both the nine and three months ended September 30, 1997 in comparison to the same period in 1996. For the nine months ended September 30, 1997, operations also improved substantially at the Residence Inns - Lexington and Altamonte Springs.

Revenues from hotel operations increased 6% and 5% in the nine and three months ended September 30, 1997, respectively, compared to the same periods in 1996, due to improved operations at seven of the hotels. Hotel operating expenses increased 2% and 5% for the nine and three months ended September 30, 1997, respectively, when compared to the same periods in 1996. For the nine months ended September 30, 1997, room operating expenses increased, particularly at the Residence Inn - Ontario, and the management fees increased at all but two of the properties as a result of the overall substantially improved operations. These increases were offset by lower administrative costs (particularly at the

Residence Inn - Nashville- see discussion below), and lower expenses for energy, repairs and maintenance. For the three months ended September 30, 1997, there were increases in all but administrative and marketing costs, when compared to the same period of 1996. Expense increases were experienced in room costs, particularly at the Residence Inns - Ontario and Nashville. The increase in property taxes is primarily due to a substantial tax refund having been recorded at the Residence Inn - Fort Wayne in 1996. Interest income decreased in 1997 as compared to 1996 as a result of lower cash balances due to the distribution of a portion of the sales proceeds from the Residence Inn - Atlanta (Perimeter West) in August 1996. General and administrative expenses decreased substantially for both the nine and three months ended September 30, 1997. The decrease is primarily due to the write-off of a $194,000 receivable in the third quarter of 1996 and the recognition in the second quarter of 1996 of a $74,000 cost associated with the additional loan obligation on the Residence Inn - Nashville. In addition, for the nine month period ended September 30, 1997, the legal expenses decreased in comparison to the same period of 1996.

Investors were notified in a letter dated December 10, 1996 that the Partnership intended to proceed with the marketing for sale of the remaining hotels in its portfolio. At the beginning of the third quarter a broker actively began marketing eight of the nine remaining hotels for sale. Upon review and legal consultation, the Partnership decided to forgo the marketing of the Residence Inn - Nashville pending resolution of certain legal proceedings (see Part II, Item 1 for more details in this regard). The Partnership has received offers from potential purchasers which are currently under review. Investors will be kept appraised as to the status of operations and the potential sale of properties either through regularly scheduled reports or special communications. It is unlikely that a sale transaction would be completed in 1997. In addition, the plaintiff in one of the legal proceedings relating to the Residence Inn - Nashville referenced above, has filed a motion for an injunction prohibiting the distribution of proceeds from the sale of the Partnership's hotels pending a final judgement in the case. A hearing on this motion has been set for December 17, 1997.

The following discussion provides information concerning the operations of the Partnership's remaining nine hotels:

Residence Inn - Ontario: Room revenues increased 9.5% for the first nine months of 1997 as compared to the same period of the prior year. Occupancy declined by two percentage points, to 73%, while the average daily room rate rose by $10.28 to $79.06. The increase in room revenue was offset in part by an increase of 12.9% in the hotel's operating expenses, primarily due to increases in room and administrative expenses. The closure of the nearby Lockheed facility resulted in a drop in occupancy, although average daily room rates increased as the low-rated government business terminated. The local economy continues its steady growth, as the numerous construction projects in the area transition into their operating phases. Business from the racing events at the Ontario Speedway has contributed significantly to the hotel's positive operations. Strong competition continues to come from two existing local competitors, and one new hotel, which opened last quarter. Construction began on another extended-stay hotel which will also compete directly with the Partnership's hotel. Recent marketing efforts included several client appreciation activities, which have resulted in expanded business.

As previously reported, the Partnership had filed a lawsuit against the former owner of the Residence Inn - Ontario over the terms of the prior management contract. Although a verbal settlement was negotiated in the first quarter of 1993, finalization of the settlement has not occurred, and as a result of other legal proceedings involving the Partnership and affiliates of the former owner, consummation of the settlement may not be possible. Please refer to Part II,
Item 1 of the Form 10-Q for detailed information regarding the status of these lawsuits and other related lawsuits seeking damages for the Partnership's
alleged   failure  to  consummate  the  settlement  and  which  may  affect  the consummation of the settlement. In addition, in the second quarter of 1997, additional lawsuits were filed in connection with allegations by affiliates of the former owner that the General Partner and certain of its affiliates and current and former officers improperly induced the Partnership to breach the settlement. The General Partner believes these allegations are without merit. Please see Part II, Item 1 of the Form 10-Q for additional information regarding these actions.

Residence Inn- Columbus (East): Room revenues increased by 2.4 % for the first three quarters of 1997 as compared to the same period of the prior year. Occupancy increased 3%, to 90%, while the average daily room rate remained relatively unchanged, at $74.78. Although the Columbus economy remains strong, growth appears to have slowed in the immediate area of the Partnership's hotel. A heavy equipment manufacturer had planned to open a large training facility nearby this quarter, although it now appears that the opening will not occur until 1998. Marketing efforts have included participation in a trade show and two major sales blitzes. The hotel continues to compete with a nearby Holiday Inn, which offers room rate discounts for customers who also commit to use utilize other hotel amenities such as meeting or conference rooms. A full service hotel, adjacent to the Residence Inn, is undergoing an extensive renovation and will be re-opening under a new name, and an additional new extended-stay hotel is expected to open in November.

Residence Inn - Fort Wayne: Room revenues for the first nine months of 1997 decreased 7.9% as compared to the same period of the prior year, primarily resulting from a decline in occupancy of 7%, to 84%. The average daily room rate remained essentially unchanged at $67.15, while operating expenses declined 8.2% due to decreases in room, administrative and marketing costs. The Fort Wayne economy continues to improve, with new businesses moving into the area and existing ones expanding operations. Five hotels currently provide the bulk of competition for the Partnership's hotel, and several nearby apartment complexes are placing more focus on corporate apartments, reserved for 30-90 day stays. A new hotel opened in October of this year and will likely become a strong competitor, while another is undergoing an extensive renovation, due to be completed by year end. The hotel's marketing staff continues to focus on the maintenance of strong relationships with the existing large clients and a comprehensive campaign aimed at attracting new business.

Residence Inn - Indianapolis: Room revenues remained relatively stable for the first nine months of 1997 as compared to the same period of the prior year. Occupancy decreased by 2%, to 79% while the average daily room rate increased by $0.99, to $79.75. At this time, rooms are coming on line in the Indianapolis hotel market at a more rapid rate than current demand. During the last twelve months, six new hotels opened in the area, and an existing operation added 30 new suites. In addition, one new extended-stay hotel is anticipated to open by the end of the year, and a total of ten others are either in the planning or development stages. Marketing efforts are currently concentrating on attracting business from local software companies which conduct training business requiring extended stays.

Residence Inn - Lexington: Room revenues increased by 8.8%, for the first nine months of the year, as compared to the same period of 1996. Occupancy, although reflecting a slight decrease, remained strong, at 92%, the highest rate in the Portfolio. Operations were negatively impacted by an accident involving an employee, causing a charge to administrative costs equal to the amount of the hotel's insurance deductible. Economic conditions in Lexington remain stable. Long-term stay business for the Partnership's hotel continues to come primarily from several large corporate clients which have used the hotel consistently over the past several years. The horse racing industry has also proven to be a continuous source of patronage, at high "special event" rates. The Partnership's Residence Inn maintains a solid position in the market, although construction began during the quarter on a 200-suite hotel which will likely prove to be a strong source of competition. No date for completion has yet been announced. Plans have also been approved for two new extended-stay hotels in South Lexington. The sales strategy continues to focus on the maintenance of strong communication with the hotel's largest accounts to retain this important segment of the patronage base.

Residence Inn - Louisville: Room revenues increased by 7.1% for the first three quarters of 1997 as compared to the same period of 1996. The average daily room rate increased by $4.32 to $91.45, and the occupancy for the period rose to 90%, an increase of 2%. Hotel operating expenses were significantly higher, by 8.9% as compared to the same period of 1996, primarily arising from a sales and use tax levied against the hotel by the State of Kentucky. As evidenced by the opening of a new Ford truck plant, the economy in Louisville continues to exhibit solid growth. The opening, along with several large trade shows and unusually heavy convention business have all contributed to the positive operations at the hotel. Four extended-stay hotels currently compete directly with the Partnership's hotel, as do several local apartment complexes offering short-term leases. Additionally, two new all-suite hotels are anticipated to open in 1998. Aggressive proactive direct sales strategies used by the marketing staff have resulted in improved relationships with existing clients and have generated new accounts.

Residence Inn - Winston-Salem: Room revenues increased by 5.1% for the first nine months of the year, as compared to the same period of 1996, which was offset only in part by an increase in operating expenses of 3.3%. Although occupancy declined slightly, to 84%, as compared to the same period of the prior year, the average daily room rate increased by $4.26 to $79.74. Although the departure of several divisions of RJR from Winston-Salem initially caused a downturn in the area's economy, it appears to be in recovery. The Partnership's hotel has received additional new business from existing corporate clients, particularly in the training sector, complimenting higher than usual patronage from conventions. A new US Postal Service Facility is anticipated to open across the street from the Residence Inn by mid-year 1998, which may provide new business for the hotel. Competition, however, remains quite strong and is growing in intensity, as currently there are six hotels under construction in the market, with a total of 600 rooms.

Residence Inn - Nashville: Room revenues increased by 15.4% for the nine months ended September 30, 1997, as compared to the same period of last year, due to an increase in the average daily room rate of $8.92, to $87.50, and an increase in occupancy of 5%, to 82%. Overall operating results for the period were positive and markedly improved over the same period of 1996. The hotel's operating expenses decreased 4.8% primarily die to a reduction in administrative expenses. This reduction was caused by a favorable settlement regarding the disputed sales and use taxes which were assessed by the State of Tennessee against the Partnership. The Partnership proposed, and the State accepted, payment of

$122,000, and payment was made in November 1997. The accrual that the Partnership had carried on its books for potential payment of this assessment totaled $217,000 (including interest) at June 30, 1997. In the third quarter the liability was reduced to the amount of the settlement, $122,000, resulting in a credit of $95,000 to administrative expenses. As $141,000 of the potential liability for the assessment had been recognized in the first nine months of 1996, the administrative expenses were unusually high in 1996 causing an additional decrease when compared to 1996. Despite strong competition, particularly from several new budget extended-stay hotels, the Partnership's hotel has maintained its share of the market through aggressive sales campaigns. Advertisements are routinely placed in national travel magazines which provide a constant source of patronage. Direct sales calls, aimed particularly at companies which may provide long-term or group business, have also proven effective. The hotel's in-house maintenance staff has continued with projects aimed at improving the curbside appeal of the property.

On May 3, 1996, the Partnership filed a lawsuit seeking a judicial determination of the rights and obligations of the Partnership and the seller of the Residence Inn-Nashville with respect to the wrap-around purchase money note issued by the Partnership to the seller, the senior note "wrapped" by the purchase money note, and the ground lease between the Partnership and the seller as a consequence of the Partnership's cure of defaults by the seller under the senior note. In August 1996, the Court in this action granted the Partnership's motion for summary judgement. As a result, the wrap-around note has been satisfied and the Partnership is now the direct obligator under the senior loan. However, the seller is appealing from this ruling. Please refer to Part II, Item 1 for detailed information regarding the lawsuit and other related actions.

Residence Inn - Altamonte Springs: Room revenues increased by 5.9% for the first three quarters of 1997 as compared to the same period of 1996, which was only partially offset by an increase of 5% in operating expenses. The average daily room rate increased by $7.96, to $92.73 for the period, while occupancy decreased only slightly to 85%. A drop in the amount of business generated from sporting events combined with the normal decline in hotel occupancy typical for the summer months in Florida contributed to the lower average occupancy. The Partnership's hotel remained, however, ahead of its competition in both occupancy and rates for the quarter. The hotel is beginning to see an increase in competition arising from extended-stay hotels or apartment complexes which offer lower rates in exchange for reduced service, a compromise more businesses are accepting in order to reduce costs. Two new hotels are nearing completion, with openings scheduled for early 1998, a third is expected to open by mid-year, and a fourth by year-end 1998. Two others will likely begin construction in 1998.

Partnership Liquidity and Capital Resources

First Three Quarters of 1997

As presented in the Statement of Cash Flows, cash was provided by operating activities. Cash was provided by investing activities from proceeds from sale of cash investments and was used for capital improvements and for purchase of cash investment. Cash was used by financing activities for distributions to partners and principal payments on notes payable.

The results of project operations before capital improvements for the nine and three months ended September 30, 1997 and 1996 (as shown in the tables on pages 13 and 14) are determined by net income or loss adjusted for non-cash items such as depreciation and amortization and reduced by principal payments made on the notes payable. The project operations before capital improvements is an indication of the operational performance of the property. During the first nine months of 1997, all of the Partnership's nine remaining hotel properties generated positive project operations before deduction for capital improvements. The Partnership, after taking into account results of project operations before capital improvements, interest income, and general and administrative expenses, on an accrual basis, experienced positive results from operations for the period. Project operations should not be considered as an alternative to net income or loss (as presented in the financial statements) as an indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. The project operations after capital improvements for any given period may not be indicative of the property's general performance as capital improvements are likely to be made in large amounts associated with renovation programs.

In the first nine months of 1997, the Partnership spent $1,083,000 on capital improvements. The majority was spent on room renovations at the Residence Inns - Nashville, Columbus, Indianapolis, Ontario, and Winston-Salem. In addition, capital was spent on extensive stairway work at the Residence Inn - Nashville. During the remainder of 1997, depending on sales activity, the Partnership anticipates spending approximately $700,000 on capital improvements, which are necessary to keep the properties competitive in their respective markets and are required under the agreements with Marriott.

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

As previously reported, resale transactions reached 4.9% of the total number of outstanding Units as of February 26, 1997, at which point the Managing General Partner suspended the processing of resale transactions for the remainder of the calendar year. This action was taken by the Managing General Partner in accordance with its fiduciary responsibility and with the advice of Counsel to protect the Partnership's tax status as a limited partnership. IRS regulations provide that should 5% or more of the outstanding assignee limited partnership Units be traded in a calendar year, the partnership could be classified as a publicly traded partnership for federal tax purposes, and could therefore be taxed as a corporation. Gemisys, the Partnership's Servicing and Transfer Agent, has been instructed to return all paperwork regarding such transactions to the originators. The Partnership regrets this suspension, but believes that such action is in the best interest of the Partnership and its investors. Gemisys will again begin accepting and processing resale transactions on January 2, 1998.

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

All of the Partnership's properties are subject to mortgages which mature and require balloon payments in April or July of 1998. The Partnership has requested an extension from the lender with respect to the Residence Inn - Nashville. Depending upon the outcome of the current negotiations to sell the other eight hotels, the Partnership may begin the process to refinance those hotels during the fourth quarter of 1997. The Partnership anticipates that the eight mortgages can be refinanced at favorable rates and terms.

The Partnership anticipates that it will have sufficient resources to meet its capital and operating requirements into the foreseeable future. Cash distribution to investors for the first and second quarters of 1997 were made at an annualized rate of 4%, and a cash distribution from third quarter operating results will be made to investors at an annualized rate of 4%. The cash distribution for the first quarter of 1996 was made at an annualized rate of 3%; cash distributions from operations for the second, third and fourth quarters of 1996 were made at an annualized rate of 4%.


                                                 METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                                       a California Limited Partnership

                                                 Project Operations of the Residence Inns for
                                                   the Nine Months Ended September 30, 1997
                                                                   (000's)
                                                     Columbus      Fort
                                         Ontario      (East)       Wayne      Indianapolis   Lexington   Louisville
                                         -------      ------       -----      ------------   ---------   ----------
REVENUES:
Hotel operations:
  Rooms                                    $3,099       $1,352       $1,132        $1,402       $1,439       $1,982
  Telephone and other                         176           53           55            48           83          108
                                       -----------  -----------  -----------   -----------  -----------  -----------
Hotel operations                            3,275        1,405        1,187         1,450        1,522        2,090
Interest and other                              0            0            0             0            0            0
                                       -----------  -----------  -----------   -----------  -----------  -----------
Total revenues                              3,275        1,405        1,187         1,450        1,522        2,090
                                       -----------  -----------  -----------   -----------  -----------  -----------

EXPENSES:
Hotel operations:
  Rooms                                       615          315          229           347          226          354
  Administrative                              397          198          139           150          213          264
  Marketing                                   357          142          118           151          145          207
  Energy                                      166           86           62            65           60           62
  Repair and maintenance                      153           80           55            92           93           93
  Management fees                             122           42           49            48           74           91
  Property taxes                               73           73           32            (3)          35           56
  Other                                       128           38           36            37           50           60
                                       -----------  -----------  -----------   -----------  -----------  -----------
Hotel operations                            2,011          974          720           887          896        1,187
Depreciation and other
  amortization                                259          115          120           141          139          148
Interest                                      641          207          217           251          244          282
General and administrative                      0            0            0             0            0            0
                                       -----------  -----------  -----------   -----------  -----------  -----------
Total expenses                              2,911        1,296        1,057         1,279        1,279        1,617
                                       -----------  -----------  -----------   -----------  -----------  -----------
NET INCOME(LOSS)                              364          109          130           171          243          473

Plus non-cash items - net                     259          118          123           145          142          153
Less notes payable
  principal payments                            0           15           16            18           18           20
                                       -----------  -----------  -----------   -----------  -----------  -----------
Project operations                            623          212          237           298          367          606

Capital Improvements                          177          103            7           136           64           30
                                       -----------  -----------  -----------   -----------  -----------  -----------
Project operations after
  capital improvements                       $446         $109         $230          $162         $303         $576
                                       ===========  ===========  ===========   ===========  ===========  ===========


Occupancy                                     73%          90%          84%           79%          92%          90%
ADR                                        $79.06       $74.78       $67.15        $79.75       $78.01       $91.45


                                         Winston                               Altamonte
                                          Salem      Nashville     Atlanta      Springs       Partnership      Total
                                          -----      ---------     -------      -------       -----------      -----
REVENUES:
Hotel operations:
  Rooms                                     $1,491       $3,276           $0       $2,703             $0        $17,876
  Telephone and other                           91          167            0           91              0            872
                                       ------------  -----------  -----------  -----------    -----------  -------------
Hotel operations                             1,582        3,443            0        2,794              0         18,748
Interest and other                               0            0            0            0            261            261
                                       ------------  -----------  -----------  -----------    -----------  -------------
Total revenues                               1,582        3,443            0        2,794            261         19,009
                                       ------------  -----------  -----------  -----------    -----------  -------------

EXPENSES:
Hotel operations:
  Rooms                                        329          727            0          532              0          3,674
  Administrative                               173          302            0          304              0          2,140
  Marketing                                    170          367            0          282              0          1,939
  Energy                                        81          171            0          134              0            887
  Repair and maintenance                        95          214            0          139              0          1,014
  Management fees                               75          103            0          143              0            747
  Property taxes                                50          127            0          125              0            568
  Other                                         55          234            0           79              0            717
                                       ------------  -----------  -----------  -----------    -----------  -------------
Hotel operations                             1,028        2,245            0        1,738              0         11,686
Depreciation and other
  amortization                                 141          383            0          175              0          1,621
Interest                                       248          646            0          512              0          3,248
General and administrative                       0            0            0            0            656            656
                                       ------------  -----------  -----------  -----------    -----------  -------------
Total expenses                               1,417        3,274            0        2,425            656         17,211
                                       ------------  -----------  -----------  -----------    -----------  -------------
NET INCOME(LOSS)                               165          169            0          369           (395)         1,798

Plus non-cash items - net                      145          384            0          303              0          1,772
Less notes payable
  principal payments                            18           98            0           74              0            277
                                       ------------  -----------  -----------  -----------    -----------  -------------
Project operations                             292          455            0          598           (395)         3,293

Capital Improvements                            72          426            0           68              0          1,083
                                       ------------  -----------  -----------  -----------    -----------  -------------
Project operations after
  capital improvements                        $220          $29           $0         $530          ($395)        $2,210
                                       ============  ===========  ===========  ===========    ===========  =============


Occupancy                                      84%          82%                       85%                           83%
ADR                                         $79.74       $87.50                    $92.73                        $82.22

                                                                 Page 14 of 21

                                                 METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                                       a California Limited Partnership

                                                 Project Operations of the Residence Inns for
                                                   the Nine Months Ended September 30, 1996
                                                                   (000's)
                                                     Columbus      Fort
                                         Ontario      (East)       Wayne      Indianapolis  Lexington    Louisville
                                         -------      ------       -----      ------------  ---------    ----------
REVENUES:
Hotel operations:
  Rooms                                    $2,831       $1,320       $1,229        $1,410       $1,323       $1,850
  Telephone and other                         183           59           73            64          100          113
                                       -----------  -----------  -----------   -----------  -----------  -----------
Hotel operations                            3,014        1,379        1,302         1,474        1,423        1,963
Interest and other                              0            0            0             0            0            0
                                       -----------  -----------  -----------   -----------  -----------  -----------
Total revenues                              3,014        1,379        1,302         1,474        1,423        1,963
                                       -----------  -----------  -----------   -----------  -----------  -----------

EXPENSES:
Hotel operations:
  Rooms                                       506          298          250           329          239          337
  Administrative                              340          179          159           191          212          185
  Marketing                                   334          131          142           174          167          214
  Energy                                      168           76           68            75           67           70
  Repair and maintenance                      155           78           67            86           95           87
  Management fees                              90           52           51            44           43           81
  Property taxes                               69           45            8            56           36           58
  Other                                       119           47           39            30           52           58
                                       -----------  -----------  -----------   -----------  -----------  -----------
Hotel operations                            1,781          906          784           985          911        1,090
Depreciation and other
  amortization                                378          163          163           196          194          224
Interest                                      641          208          218           253          246          284
General and administrative                      0            0            0             0            0            0
                                       -----------  -----------  -----------   -----------  -----------  -----------
Total expenses                              2,800        1,277        1,165         1,434        1,351        1,598
                                       -----------  -----------  -----------   -----------  -----------  -----------
NET INCOME(LOSS)                              214          102          137            40           72          365

Plus non-cash items - net                     378          166          167           200          198          228
Less notes payable
  principal payments                            3           14           14            16           16           18
                                       -----------  -----------  -----------   -----------  -----------  -----------
Project operations                            589          254          290           224          254          575

Capital Improvements                           51           55          249           289          196          186
                                       -----------  -----------  -----------   -----------  -----------  -----------
Project operations after
  capital improvements                       $538         $199          $41          ($65)         $58         $389
                                       ===========  ===========  ===========   ===========  ===========  ===========


Occupancy                                     75%          87%          91%           81%          93%          88%
ADR                                        $68.78       $74.97       $66.87        $78.76       $70.19       $87.13


                                         Winston                                Altamonte
                                          Salem       Nashville     Atlanta      Springs      Partnership      Total
                                          -----       ---------     -------      -------      -----------      -----
REVENUES:
Hotel operations:
  Rooms                                     $1,419       $2,839           $0       $2,552             $0        $16,773
  Telephone and other                           83          105            0           86              0            866
                                       ------------  -----------  -----------  -----------    -----------  -------------
Hotel operations                             1,502        2,944            0        2,638              0         17,639
Interest and other                               0            0            0            0            331            331
                                       ------------  -----------  -----------  -----------    -----------  -------------
Total revenues                               1,502        2,944            0        2,638            331         17,970
                                       ------------  -----------  -----------  -----------    -----------  -------------

EXPENSES:
Hotel operations:
  Rooms                                        310          688            0          523              0          3,480
  Administrative                               190          526           (8)         290              0          2,264
  Marketing                                    168          342            0          276              0          1,948
  Energy                                        79          175            0          129              0            907
  Repair and maintenance                       100          251            0          121              0          1,040
  Management fees                               61           88            0          122              0            632
  Property taxes                                44           85           18          132              0            551
  Other                                         43          202            0           63              0            653
                                       ------------  -----------  -----------  -----------    -----------  -------------
Hotel operations                               995        2,357           10        1,656              0         11,475
Depreciation and other
  amortization                                 192          373            0          313              0          2,196
Interest                                       250          655            0          508              0          3,263
General and administrative                       0            0            0            0            972            972
                                       ------------  -----------  -----------  -----------    -----------  -------------
Total expenses                               1,437        3,385           10        2,477            972         17,906
                                       ------------  -----------  -----------  -----------    -----------  -------------
NET INCOME(LOSS)                                65         (441)         (10)         161           (641)            64

Plus non-cash items - net                      196          373            0          433              0          2,339
Less notes payable
  principal payments                            16           99            0           77              0            273
                                       ------------  -----------  -----------  -----------    -----------  -------------
Project operations                             245         (167)         (10)         517           (641)         2,130

Capital Improvements                           329          345            0           83              0          1,783
                                       ------------  -----------  -----------  -----------    -----------  -------------
Project operations after
  capital improvements                        ($84)       ($512)        ($10)        $434          ($641)          $347
                                       ============  ===========  ===========  ===========    ===========  =============


Occupancy                                      85%          77%                       86%                           83%
ADR                                         $75.48       $78.58                    $84.77                        $76.16

                                                                 Page 15 of 21


                                                 METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                                       a California Limited Partnership

                                                 Project Operations of the Residence Inns for
                                                  the Three Months Ended September 30, 1997
                                                                   (000's)
                                                     Columbus      Fort
                                         Ontario      (East)       Wayne      Indianapolis   Lexington   Louisville
                                         -------      ------       -----      ------------   ---------   ----------
REVENUES:
Hotel operations:
  Rooms                                      $991         $501         $432          $488         $494         $703
  Telephone and other                          55           13           22            16           35           37
                                       -----------  -----------  -----------   -----------  -----------  -----------
Hotel operations                            1,046          514          454           504          529          740
Interest and other                              0            0            0             0            0            0
                                       -----------  -----------  -----------   -----------  -----------  -----------
Total revenues                              1,046          514          454           504          529          740
                                       -----------  -----------  -----------   -----------  -----------  -----------

EXPENSES:
Hotel operations:
  Rooms                                       212          100           77           123           74          109
  Administrative                              152           76           48            62           80           71
  Marketing                                   112           51           43            53           48           65
  Energy                                       57           24           14            22           20           18
  Repair and maintenance                       51           26           21            26           27           29
  Management fees                              24           16           27            16           29           47
  Property taxes                               26           31           12            16           12           19
  Other                                        54           13           13            10           15           18
                                       -----------  -----------  -----------   -----------  -----------  -----------
Hotel operations                              688          337          255           328          305          376
Depreciation and other
  amortization                                  0            0            0             0            0            0
Interest                                      213           69           72            83           81           94
General and administrative                      0            0            0             0            0            0
                                       -----------  -----------  -----------   -----------  -----------  -----------
Total expenses                                901          406          327           411          386          470
                                       -----------  -----------  -----------   -----------  -----------  -----------
NET INCOME(LOSS)                              145          108          127            93          143          270

Plus non-cash items - net                       0            1            1             1            1            2
Less notes payable
  principal payments                            0            5            6             6            6            7
                                       -----------  -----------  -----------   -----------  -----------  -----------
Project operations                            145          104          122            88          138          265

Capital Improvements                           11           47           (1)           53           21           20
                                       -----------  -----------  -----------   -----------  -----------  -----------
Project operations after
  capital improvements                       $134          $57         $123           $35         $117         $245
                                       ===========  ===========  ===========   ===========  ===========  ===========


Occupancy                                     68%          94%          91%           78%          91%          95%
ADR                                        $86.91       $78.98       $70.17        $85.04       $80.80       $91.64


                                         Winston                                 Altamonte
                                          Salem       Nashville     Atlanta       Springs       Partnership     Total
                                          -----       ---------     -------       -------       -----------     -----
REVENUES:
Hotel operations:
  Rooms                                       $527       $1,249           $0            $815            $0         $6,200
  Telephone and other                           32           53            0              31             0            294
                                       ------------  -----------  -----------  --------------   -----------  -------------
Hotel operations                               559        1,302            0             846             0          6,494
Interest and other                               0            0            0               0            82             82
                                       ------------  -----------  -----------  --------------   -----------  -------------
Total revenues                                 559        1,302            0             846            82          6,576
                                       ------------  -----------  -----------  --------------   -----------  -------------

EXPENSES:
Hotel operations:
  Rooms                                        109          270            0             174             0          1,248
  Administrative                                54           73            0              94             0            710
  Marketing                                     61          126            0              92             0            651
  Energy                                        28           68            0              33             0            284
  Repair and maintenance                        26           80            0              51             0            337
  Management fees                               33           39            0              32             0            263
  Property taxes                                16           40            0              43             0            215
  Other                                         19           82            0              29             0            253
                                       ------------  -----------  -----------  --------------   -----------  -------------
Hotel operations                               346          778            0             548             0          3,961
Depreciation and other
  amortization                                   0          130            0               0             0            130
Interest                                        83          215            0             172             0          1,082
General and administrative                       0            0            0               0           248            248
                                       ------------  -----------  -----------  --------------   -----------  -------------
Total expenses                                 429        1,123            0             720           248          5,421
                                       ------------  -----------  -----------  --------------   -----------  -------------
NET INCOME(LOSS)                               130          179            0             126          (166)         1,155

Plus non-cash items - net                        2          131            0              44             0            183
Less notes payable
  principal payments                             6           33            0              26             0             95
                                       ------------  -----------  -----------  --------------   -----------  -------------
Project operations                             126          277            0             144          (166)         1,243

Capital Improvements                            15           77            0              41             0            284
                                       ------------  -----------  -----------  --------------   -----------  -------------
Project operations after
  capital improvements                        $111         $200           $0            $103         ($166)          $959
                                       ============  ===========  ===========  ==============   ===========  =============


Occupancy                                      91%          90%                          76%                          84%
ADR                                         $78.50       $98.83                      $100.01                       $87.42

                                                                 Page 16 of 21


                                                 METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                                       a California Limited Partnership

                                                 Project Operations of the Residence Inns for
                                                   the Three Months Ended September 30, 1996
                                                                    (000's)
                                                     Columbus      Fort
                                         Ontario      (East)       Wayne      Indianapolis   Lexington   Louisville
                                         -------      ------       -----      ------------   ---------   ----------
REVENUES:
Hotel operations:
  Rooms                                      $913         $469         $432          $512         $470         $696
  Telephone and other                          58           17           25            24           32           32
                                       -----------  -----------  -----------   -----------  -----------  -----------
Hotel operations                              971          486          457           536          502          728
Interest and other                              0            0            0             0            0            0
                                       -----------  -----------  -----------   -----------  -----------  -----------
Total revenues                                971          486          457           536          502          728
                                       -----------  -----------  -----------   -----------  -----------  -----------

EXPENSES:
Hotel operations:
  Rooms                                       177          106           86           117           86          126
  Administrative                              107           52           69            65           49           68
  Marketing                                   118           44           47            61           54           79
  Energy                                       52           26           16            18           18           24
  Repair and maintenance                       59           27           28            21           30           28
  Management fees                              29           25           25            16           15           38
  Property taxes                               14           13          (61)           19           12           19
  Other                                        39           12           11             8           16           16
                                       -----------  -----------  -----------   -----------  -----------  -----------
Hotel operations                              595          305          221           325          280          398
Depreciation and other
  amortization                                127           54           56            68           65           76
Interest                                      213           69           72            84           82           94
General and administrative                      0            0            0             0            0            0
                                       -----------  -----------  -----------   -----------  -----------  -----------
Total expenses                                935          428          349           477          427          568
                                       -----------  -----------  -----------   -----------  -----------  -----------
NET INCOME(LOSS)                               36           58          108            59           75          160

Plus non-cash items - net                     127           54           58            69           66           77
Less notes payable
  principal payments                            0            5            5             5            5            6
                                       -----------  -----------  -----------   -----------  -----------  -----------
Project operations                            163          107          161           123          136          231

Capital Improvements                           23            6          222           198           40           38
                                       -----------  -----------  -----------   -----------  -----------  -----------
Project operations after
  capital improvements                       $140         $101         ($61)         ($75)         $96         $193
                                       ===========  ===========  ===========   ===========  ===========  ===========


Occupancy                                     72%          90%          90%           86%          95%          93%
ADR                                        $75.41       $77.91       $71.01        $80.57       $73.51       $92.57


                                         Winston                                Altamonte
                                          Salem       Nashville     Atlanta      Springs      Partnership      Total
                                          -----       ---------     -------      -------      -----------      -----
REVENUES:
Hotel operations:
  Rooms                                       $462       $1,114           $0         $803             $0         $5,871
  Telephone and other                           27           40            0           30              0            285
                                       ------------  -----------  -----------  -----------    -----------  -------------
Hotel operations                               489        1,154            0          833              0          6,156
Interest and other                               0            0            0            0            107            107
                                       ------------  -----------  -----------  -----------    -----------  -------------
Total revenues                                 489        1,154            0          833            107          6,263
                                       ------------  -----------  -----------  -----------    -----------  -------------

EXPENSES:
Hotel operations:
  Rooms                                        104          229            0          176              0          1,207
  Administrative                                56          166            0          111              0            743
  Marketing                                     54          129            0           89              0            675
  Energy                                        21           63            0           36              0            274
  Repair and maintenance                        35           69            0           39              0            336
  Management fees                               20           34            0           32              0            234
  Property taxes                                15           28           18           44              0            121
  Other                                         13           63            0           20              0            198
                                       ------------  -----------  -----------  -----------    -----------  -------------
Hotel operations                               318          781           18          547              0          3,788
Depreciation and other
  amortization                                  66          117            0           89              0            718
Interest                                        83          216            0          171              0          1,084
General and administrative                       0            0            0            0            435            435
                                       ------------  -----------  -----------  -----------    -----------  -------------
Total expenses                                 467        1,114           18          807            435          6,025
                                       ------------  -----------  -----------  -----------    -----------  -------------
NET INCOME(LOSS)                                22           40          (18)          26           (328)           238

Plus non-cash items - net                       68          117            0          131            (74)           693
Less notes payable
  principal payments                             5           30            0           26              0             87
                                       ------------  -----------  -----------  -----------    -----------  -------------
Project operations                              85          127          (18)         131           (402)           844

Capital Improvements                           272          114            0           29              0            942
                                       ------------  -----------  -----------  -----------    -----------  -------------
Project operations after
  capital improvements                       ($187)         $13         ($18)        $102          ($402)          ($98)
                                       ============  ===========  ===========  ===========    ===========  =============


Occupancy                                      85%          85%                       85%                           85%
ADR                                         $73.39       $92.46                    $87.56                        $81.55

                                                                 Page 17 of 21

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

This lawsuit relates to disputes in connection with management of the Partnership's Residence Inn - Ontario by an entity controlled by Kenneth E. Nelson ("Nelson") from April 1988 to February 1991. In March 1993, the Partnership and Nelson verbally agreed to settle the SF Lawsuit at a settlement conference (the "SF Settlement"), whereby the Partnership would purchase at a discount the land (the "Land") underlying the Partnership's Residence Inn - Nashville (the "Hotel") currently leased by the Partnership from Nashville Lodging Company ("NLC"), an entity controlled by Nelson. Various disagreements between the Partnership and Nelson regarding the SF Settlement arose after March 1993 and documents to effectuate the SF Settlement were never executed.

In July 1994, the Court in the Nashville Case I, discussed below, ruled that the Hotel had been fraudulently conveyed to NLC in 1986 and voided the conveyance. The Court in the Nashville Case I ordered a sale of the Land, subject to all prior encumbrances, including the ground lease of the Land by the Partnership (the "Lease"). As discussed in more detail below (see "Nashville Case I"), subsequent to a judicial sale held on July 24, 1996, the Court ruled in a confirmation hearing held in August 1996 that the Land would be sold to Orlando Residence, Ltd ("Orlando"). In December, 1996, the Tennessee Court of Appeals reversed the judgement underlying the judicial sale; this reversal may result in NLC regaining ownership of the Land.

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

Prior to this reversal, Orlando requested and the Court ordered a judicial sale of the Land, with the sale subject to encumbrances of record, including the Lease. The sale was a credit sale, with the purchase price due in six months. This sale was held on July 24, 1996. At a confirmation hearing in August 1996, the Court ordered the Land to be sold to Orlando. The Court further ordered that Orlando was to become the landlord under the Lease. Because of this reversal and the refusal of the Tennessee Supreme Court to hear an appeal from Orlando, NLC has asked the Chancery Court to return ownership of the Land to it, which would result in it again becoming the landlord under the Lease. The Court heard argument regarding NLC's request on September 11, 1997, but has not yet ruled on this request.

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

In late October 1997, 2300 and NLC filed a motion for an injunction to prohibit GSI from distributing proceeds from the sale of the Residence Inns owned by GSI, pending a final judgement in this case. A hearing on this motion has been set for December 17, 1997.

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

In May 1996, the Partnership obtained a temporary injunction staying NLC from undertaking any efforts to exercise any remedies pursuant to the Wrap Note or the Lease. NLC and 2300 filed an answer in June, together with a counterclaim against the Partnership. NLC and 2300 claimed damages from the Partnership and asked the Court to permit acceleration of the Wrap Note and termination of the Lease. In July 1996, the Partnership filed a motion for summary judgment in this case, asking that the Court award the relief sought by it and that the Court dismiss the counterclaim of NLC and 2300. At a hearing on this motion held in August 1996 the Court granted the Partnership's motion. The defendants have appealed all judgments for the Partnership in this case. The Partnership and the defendants have agreed on an attorneys' fee award to the Partnership of $60,000, but no payment is expected until the defendants' appeal is resolved.

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

No responsive pleadings have yet been filed in either action. However, as to the Declaratory Relief Action, the defendants filed motions to quash service of process, to stay the case and to transfer it to Tennessee, which motions were denied by the Court on September 15, 1997. The defendants subsequently filed a demurrer, claiming in essence that the plaintiffs' claims cannot be asserted in a declaratory relief action. A hearing on this demurrer is scheduled for November 13, 1997.

As to the Inducement Action, the Inducement Action Defendants removed the lawsuit from the Chancery Court to the U.S. District Court for Tennessee on July 25, 1997. On August 11, 1997, Nelson asked the Court to remand this action to the Chancery Court, but no decision has yet been rendered on Nelson's request. The Inducement Action Defendants have also filed a motion to dismiss the complaint against the Employees and one of the Affiliates named in the action based on lack of jurisdiction and against the remaining Affiliates based on failure to state a claim. In addition, the Inducement Action Defendants have moved for a stay of the Inducement Action pending the outcome of the Declaratory Relief Action. The court has not yet taken action on these matters, but has set a trial date of May 28, 1998.

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

GSI filed this action April 25, 1994 to challenge the assessment of a sales and use tax deficiency by the State for the period 1989 through 1993 (the alleged deficiency plus estimated accrued interest totaled $217,000 at June 30, 1997). In general, the claimed deficiency relates primarily to sales tax alleged to be owed in connection with (i) room rental to federal employees, (ii) telephone calls by guests and (iii) food and beverage items used in the Hotel's complimentary breakfast and evening social hour. In February 1997, GSI learned that this case had been dismissed for failure to prosecute by its attorneys. On April 25, 1997, the Court granted the Partnership's motion to reinstate the case and a trial was scheduled for the fourth quarter of 1997. In September 1997, GSI proposed to settle this potential liability by paying approximately $122,000 and agreeing to pay sales tax on complimentary items going forward, which proposal was accepted by the State in late October 1997. GSI paid the agreed amount on November 3, 1997, which completed the settlement of this proceeding.

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

               METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                      a California Limited Partnership


                             By:  Metric Realty,
                                  an Illinois general partnership,
                                  its Managing General Partner


                             By:  SSR Realty Advisors, Inc.,
                                  a Delaware corporation,
                                  its Managing General Partner


                          By:     /s/ William A. Finelli
                                  ---------------------------------
                                  William A. Finelli
                                  Managing Director,
                                  Principal Financial and Accounting Officer of SSR Realty Advisors, Inc.



                          Date:           November 13, 1997
                                  ---------------------------------