Form 10-K405
period 1997-12-31
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 1998-03-31
CIK 800730

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

_X_       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997

                                       OR

___       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

         For the transition period from _________________ to ___________________


         Commission file number 0-17660

                                 METRIC PARTNERS

                          GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership
             (Exact name of Registrant as specified in its charter)

                   CALIFORNIA                            94-3050708
         ----------------------------------   ----------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)              Identification No.)

               1 California Street
            San Francisco, California                     94111-5415
         ---------------------------------    ----------------------------------
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

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                                     PART I

Item 1.    Business.

Metric Partners Growth Suite Investors, L.P., a California Limited Partnership (the "Partnership"), was organized in 1984 under the California Uniform Limited Partnership Act. On April 1, 1997, Metric Holdings, Inc. and Metric Realty Corp., the partners of the Managing General Partner, Metric Realty, were involved in certain corporate transactions. Pursuant to these transactions, (i) Metric Holdings, Inc. was merged into a newly-formed corporation known as SSR Realty Advisors, Inc. ("SSR Realty"), which became the managing partner of Metric Realty, and (ii) Metric Realty Corp. was merged into Metric Property Management, Inc., a subsidiary of SSR Realty. Accordingly, the partners of Metric Realty are now SSR Realty and Metric Property Management, Inc. After consummation of these transactions, both partners of Metric Realty continue to be wholly-owned subsidiaries of Metropolitan Life Insurance Company, as were both partners prior to the occurrence of such transactions. The associate general partner of the Partnership is GHI Associates II, L.P., a California Limited Partnership. The general partner of GHI Associates II is Metric Realty and the limited partner is Prudential-Bache Properties, Inc.

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

Beginning in April 1988, the Partnership offered $60,000,000 in Limited Partnership Assignee Units. The offering was closed on June 30, 1989 with total funding of $59,932,000. The net proceeds of the offering were used to purchase ten hotel properties, which are described in Item 2. The acquisition activities of the Partnership were completed on March 16, 1990, with the purchase of a final hotel property, the Residence Inn - Altamonte Springs. Since that time, the principal activity of the Partnership has been managing its portfolio. As the Partnership's long-term goal is to ultimately liquidate the portfolio, the markets where the hotels are located are monitored on an ongoing basis for potential sales opportunities. The Partnership entered into a purchase and sale agreement for the Residence Inn-Atlanta (Perimeter West) with an unaffiliated buyer and sold the property on October 3, 1995. In 1997 the Partnership marketed eight of the nine remaining hotels for sale, and on December 30, 1997 the hotels were sold to an unaffiliated buyer.

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

Expenses, such as local real estate taxes and management expenses, are subject to change and cannot always be reflected in room rate increases due to market conditions. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such property. Even under the most favorable market conditions, there is no guarantee that the remaining property owned by the Partnership can be sold or, if sold, that such sale can be made upon favorable terms.

There have been, and it is possible there may be other, federal, state and local legislation and regulations enacted relating to the protection of the environment. The managing general partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the remaining property owned by the Partnership.

Environmental site assessments were performed for each of the properties at the time of property acquisition. No material adverse environmental conditions or liabilities were identified at that time, nor were any identified during due diligence conducted in conjunction with the sale of the Partnership's hotels. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean-up site.

The Partnership and the hotel management company maintain property and liability insurance on the Partnership's remaining property. The Partnership believes such coverage to be adequate.

The Partnership is subject to the general competitive conditions of the lodging industry. In addition, the Partnership's property competes in an area which contains numerous other properties which may be considered competitive.

Item 2.    Properties.

A description of the hotel properties which the Partnership owns or has owned is as follows:


Name and Location                         Rooms  Date of Purchase  Date of Sale
-----------------                         -----  ----------------  ------------
Residence Inn-Ontario                      200         04/88          12/97
 2025 East D Street
 Ontario, California

Residence Inn-Fort Wayne                    80         06/88          12/97
 4919 Lima Road
 Fort Wayne, Indiana

Residence Inn-Columbus East                 80         06/88          12/97
 2084 South Hamilton Road
 Columbus, Ohio

Residence Inn-Indianapolis                  88         06/88          12/97
 3553 Founders Road
 Indianapolis, Indiana

Residence Inn-Lexington                     80         06/88          12/97
 1080 Newtown Pike
 Lexington, Kentucky

Residence Inn-Louisville                    96         06/88          12/97
 120 North Hurtsbourne Lane
 Louisville, Kentucky

Residence Inn-Winston-Salem                 88         06/88          12/97
 7835 North Point Boulevard
 Winston-Salem, North Carolina

Residence Inn-Nashville (Airport)          168         05/89          N/A
  2300 Elm Hill Pike
  Nashville, Tennessee

Residence Inn-Atlanta (Perimeter West)     128         10/89          10/95
  6096 Barfield Road
 Atlanta, Georgia

Residence Inn-Altamonte Springs            128         03/90          12/97
  270 Douglas Avenue
 Altamonte Springs, Florida

See  the  Financial   Statements  in  Item  8  for  information   regarding  any
encumbrances to which the properties of the Partnership are subject.

Occupancy  and room rates for the years ended  December 31, 1997,  1996 and 1995 are as follows:

                                                               Average                            Average
                                                           Occupancy Rate (%)               Daily Room Rate ($)
                                                       --------------------------       -----------------------

                                                         1997     1996     1995            1997    1996     1995
                                                         ----     ----     ----            ----    ----     ----
HOTELS:
Residence Inn-Ontario(2)........................           71       74      72            80.20    69.60   67.84
Residence Inn-Columbus East(2)..................           88       87      89            74.22    74.54   68.98
Residence Inn-Fort Wayne(2).....................           85       88      93            66.25    67.45   62.43
Residence Inn-Indianapolis(2)...........                   76       82      80            79.25    76.06   75.69
Residence Inn-Lexington(2)..............                   89       91      84            77.49    71.92   71.90
Residence Inn-Louisville(2).............                   90       86      85            91.95    86.31   79.92
Residence Inn-Winston-Salem(2)........                     85       84      85            79.36    75.95   71.94
Residence Inn-Nashville (Airport).......                   82       76      77            85.71    78.74   77.43
Residence Inn-Atlanta (Perimeter West) (1)......          ---      ---      81              ---      ---   87.82
Residence Inn-Altamonte Springs(2)..............           84       86      82            91.45    83.73   78.31

(1) Sold in October 1995.
(2) Sold in December 1997.

                               Project Operations

Project Operations for the years ended December 31, 1997, 1996 and 1995 are shown on the following three pages. Project Operations tables reflect the components of income or loss (before gain on sale) for each property which the Partnership owns (or has owned) and the components of the loss at the Partnership level. In addition, non-cash items such as depreciation and amortization are shown. The tables also reflect principal payments on the Partnership's notes payable and capital improvements.


                                           METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                                 a California Limited Partnership

                                           Project Operations of the Residence Inns for
                                                 the Year Ended December 31, 1997
                                                               (000's)

                                  Columbus  Fort    Indian-  Lexing-   Louis-  Winston   Nash-           Altamonte Partner-
                         Ontario   (East)   Wayne   apolis     ton     ville    Salem    ville   Atlanta  Springs    ship    Total
                         -------  -------  -------  -------  -------  -------  -------  -------  ------- --------  -------  -------
REVENUES:
Hotel operations:
  Rooms                  $ 4,170  $ 1,905  $ 1,636  $ 1,936  $ 2,018  $ 2,883  $ 2,162  $ 4,285  $     0  $ 3,592  $     0  $24,587
  Telephone and other        230       73       72       68      122      154      126      221        0      125        0    1,191
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

Hotel operations           4,400    1,978    1,708    2,004    2,140    3,037    2,288    4,506        0    3,717        0   25,778
Interest and other             0        0        0        0        0        0        0        0        0        0      415      415
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

Total revenues             4,400    1,978    1,708    2,004    2,140    3,037    2,288    4,506        0    3,717      415   26,193
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

EXPENSES:
Hotel operations:
  Rooms                      827      465      340      499      330      523      493    1,007        0      739        0    5,223
  Administrative             545      282      211      234      298      388      252      400        0      398        0    3,008
  Marketing                  474      198      168      208      200      303      252      489        0      385        0    2,677
  Energy                     249      113       94       94       79       91      118      234        0      190        0    1,262
  Repair and maintenance     235      126       77      134      126      133      139      299        0      184        0    1,453
  Management fees            150       59       67       60       97      140       99      150        0      183        0    1,005
  Property taxes              95       88       47       14       50       76       85      116        0      160        0      731
  Other                      174       56       52       50       66       85       76      311        0      105        0      975
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

Hotel operations           2,749    1,387    1,056    1,293    1,246    1,739    1,514    3,006        0    2,344        0   16,334
Depreciation and other
  amortization               259      115      120      141      139      148      141      520        0      176        0    1,759
Interest                     855      273      289      335      326      376      330      861        0      682        0    4,327
General and administrative     0        0        0        0        0        0        0        0        0        0      959      959
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

Total expenses             3,863    1,775    1,465    1,769    1,711    2,263    1,985    4,387        0    3,202      959   23,379
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

INCOME(LOSS)(1)              537      203      243      235      429      774      303      119        0      515     (544)   2,814

Plus non-cash items - net    259      119      125      147      144      154      146      520        0      348        0    1,962
Less notes payable
  principal payments           0       20       21       25       24       28       24      133        0       91        0      366
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

Project operations           796      302      347      357      549      900      425      506        0      772     (544)   4,410

Capital Improvements         261      284      121      225      118      161      389      428        0      263        0    2,250
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Project operations after
  capital improvements   $   535  $    18  $   226  $   132  $   431  $   739  $    36  $    78  $     0  $   509  ($  544) $ 2,160
                         =======  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======

(1) Before gain on sale of property.
Occupancy                     71%      88%      85%      76%      89%      90%      85%      82%       0%      84%               82%
ADR                      $  80.20 $  74.22 $  66.25 $  79.25 $  77.49 $  91.95 $  79.36 $  85.71 $   0.00 $  91.45           $ 81.77


                                                                 4


                                           METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                                 a California Limited Partnership

                                           Project Operations of the Residence Inns for
                                                 the Year Ended December 31, 1996
                                                               (000's)

                                  Columbus  Fort    Indian-  Lexing-   Louis-  Winston   Nash-           Altamonte Partner-
                         Ontario   (East)   Wayne   apolis     ton     ville    Salem    ville   Atlanta  Springs    ship    Total
                         -------  -------  -------  -------  -------  -------  -------  -------  ------- --------  -------  -------
REVENUES:
Hotel operations:
  Rooms                  $ 3,843  $ 1,923  $ 1,753  $ 2,031  $ 1,947  $ 2,653  $ 2,082  $ 3,744  $     0  $ 3,412  $     0  $23,388
  Telephone and other        242       82       98       94      140      160      134      148        0      124        0    1,222
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

Hotel operations           4,085    2,005    1,851    2,125    2,087    2,813    2,216    3,892        0    3,536        0   24,610
Interest and other             0        0        0        0        0        0        0        0        0        0      435      435
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

Total revenues             4,085    2,005    1,851    2,125    2,087    2,813    2,216    3,892        0    3,536      435   25,045
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

EXPENSES:
Hotel operations:
  Rooms                      698      458      366      490      342      482      444      930        0      689        0    4,899
  Administrative             467      254      234      287      287      270      287      627        9      379        0    3,101
  Marketing                  468      198      197      259      248      310      252      451        0      379        0    2,762
  Energy                     245      109       95      114       88      100      115      239        0      176        0    1,281
  Repair and maintenance     202      115       88      123      131      121      146      320        0      165        0    1,411
  Management fees            123       74       89       64       76      115       94      117        0      164        0      916
  Property taxes              94       71       29       76       52       77       63      112        0      164        0      738
  Other                      146       60       51       48       70       83       66      316        0       77        0      917
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

Hotel operations           2,443    1,339    1,149    1,461    1,294    1,558    1,467    3,112        9    2,193        0   16,025
Depreciation and other
  amortization               505      218      224      264      258      301      263      496        0      404        0    2,933
Interest                     855      277      291      337      328      379      333      872        0      678        0    4,350
General and administrative     0        0        0        0        0        0        0        0        0        0    1,216    1,216
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

Total expenses             3,803    1,834    1,664    2,062    1,880    2,238    2,063    4,480        9    3,275    1,216   24,524
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

INCOME(LOSS)                 282      171      187       63      207      575      153     (588)      (9)     261     (781)     521

Plus non-cash items - net    505      222      228      269      263      307      268      496        0      564        0    3,122
Less notes payable
  principal payments           3       18       19       22       22       25       22      129        0      100        0      360
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

Project operations           784      375      396      310      448      857      399     (221)      (9)     725     (781)   3,283

Capital Improvements          84      179      276      319      361      221      430      548        0      153        0    2,571
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Project operations after
  capital improvements   $   700  $   196  $   120  ($    9) $    87  $   636  ($   31) ($  769) ($    9) $   572  ($  781) $   712
                         =======  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======


Occupancy                     74%      87%      88%      82%      91%      86%      84%      76%       0%      86%               82%
ADR                       $ 69.60 $  74.54 $  67.45 $  76.06 $  71.92 $  86.31 $  75.95 $  78.74 $   0.00 $  83.73          $  76.13


                                                                 5


                                           METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                                 a California Limited Partnership

                                           Project Operations of the Residence Inns for
                                                 the Year Ended December 31, 1995
                                                               (000's)

                                  Columbus  Fort    Indian-  Lexing-   Louis-  Winston   Nash-           Altamonte Partner-
                         Ontario   (East)   Wayne   apolis     ton     ville    Salem    ville   Atlanta  Springs    ship    Total
                         -------  -------  -------  -------  -------  -------  -------  -------  ------- --------  -------  -------
REVENUES:
Hotel operations:
  Rooms                  $ 3,603  $ 1,783  $ 1,693  $ 1,994  $ 1,751  $ 2,363  $ 1,956  $ 3,654  $ 2,496  $ 2,982  $     0  $24,275
  Telephone and other        244       66       94       99      135      157      111      173      153      142        0    1,374
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

Hotel operations           3,847    1,849    1,787    2,093    1,886    2,520    2,067    3,827    2,649    3,124        0   25,649
Interest and other            53        0        0        0        0        0        0        7       54        0      344      458
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

Total revenues             3,900    1,849    1,787    2,093    1,886    2,520    2,067    3,834    2,703    3,124      344   26,107
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

EXPENSES:
Hotel operations:
  Rooms                      672      396      331      444      380      416      391      877      493      767        0    5,167
  Administrative             385      298      196      292      236      264      280      415      533      325        0    3,224
  Marketing                  446      157      165      228      174      243      192      384      258      291        0    2,538
  Energy                     274      107       91       97       90       98      100      236      131      174        0    1,398
  Repair and maintenance     189      101       64      127      123      115      121      216      109      164        0    1,329
  Management fees            154      120      116      137      123      165      135      115      132      167        0    1,364
  Property taxes              78       89       80       79       51       80       66      105       82      167        0      877
  Other                      201       54       51       56       70       78       64      264       64       68        0      970
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

Hotel operations           2,399    1,322    1,094    1,460    1,247    1,459    1,349    2,612    1,802    2,123        0   16,867
Depreciation and other
  amortization               496      206      204      253      245      286      248      597      349      626        0    3,510
Interest                     855      279      293      339      330      381      335      899      467      674        0    4,852
General and administrative     0        0        0        0        0        0        0        0        0        0      809      809
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

Total expenses             3,750    1,807    1,591    2,052    1,822    2,126    1,932    4,108    2,618    3,423      809   26,038
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

INCOME(LOSS)(1)              150       42      196       41       64      394      135     (274)      85     (299)    (465)      69

Plus non-cash items - net    442      210      209      258      250      292      254      590      307      773        0    3,585
Less notes payable
  principal payments           5       17       17       20       20       23       20      100       28       83        0      333
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

Project operations           587      235      388      279      294      663      369      216      364      391     (465)   3,321

Capital Improvements         163      268      228      163      326      220       84      331      178      202        0    2,163
                         -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Project operations after
  capital improvements   $   424  ($   33) $   160  $   116  ($   32) $   443  $   285  ($  115) $   186  $   189  ($  465) $ 1,158
                         =======  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======  =======

(1) Before gain on sale of property.
Occupancy                     72%      89%      93%      80%      84%      85%      85%      77%      81%      82%               81%
ADR                      $  67.84 $  68.98 $  62.43 $  75.69 $  71.90 $  79.92 $  71.94 $  77.43 $  87.82 $  78.31          $  74.18

Item 3.    Legal Proceedings.

There are no material pending legal proceedings to which the Partnership is a party or to which any of its assets are subject, except the following:

Metric Partners Growth Suite Investors, L.P. vs. Kenneth E. Nelson, The Nelson Group, et al., San Francisco County Superior Court, Case No. 928065.

Nashville Lodging Company vs. Metric Partners Growth Suite Investors, L.P., et al., Circuit Court, State of Wisconsin, Case No. 94CV001212.

Orlando Residence, Ltd. (Plaintiff) vs. Nashville Lodging Company, Metric Partners Growth Suite Investors, L.P., et al. (Defendants); Metric Partners Growth Suite Investors, L.P. (Third Party Plaintiff) vs. 2300 Elm Hill Pike, Inc. et al. (Third Party Defendant), Tennessee Chancery Court for Davidson County, Case No. 92-3086-III.


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

Metric Partners Growth Suite Investors, L.P. vs. Joe Huddleston, Commissioner of Revenue for the State of Tennessee, Tennessee Chancery Court for Davidson County, Case No. 94-1227-II. (This case was settled during the fourth quarter of 1997.)

Kenneth E. Nelson and Nashville Lodging Co., vs. Metric Realty et. al., Tennessee Chancery Court for Davidson County, Case No. 97-2189-III.

Metric Realty, et. al., vs. Kenneth E. Nelson and Nashville Lodging Co., San Francisco County Superior Court, Case No. 987134. (This case was voluntarily dismissed without prejudice by plaintiffs during the fourth quarter of 1997.)

For information regarding these lawsuits, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Note 7 to the Financial Statements.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

The Limited Partnership Assignee Unit holders are entitled to certain distributions as provided in the Partnership Agreement. From inception through January 29, 1998, Assignee Unit holders have received distributions from operations and sales ranging from $608 - $701 for each $1,000 limited partnership assignee Unit, inclusive of $310 from sales proceeds. No market for Limited Partnership Assignee Units exists, nor is one expected to develop.

As of December 31, 1997, the approximate number of holders of Limited Partnership Assignee Units was as follows:

                                                                Number of
                Title of Class                               Record Holders*
                --------------                               ---------------

          Limited Partnership Assignee Units..................    4,646

-----
*Number of Investments

Item 6.    Selected Financial Data.

The following  represents  selected  financial data for Metric  Partners  Growth
Suite Investors,  L.P., a California Limited  Partnership,  for each of the five years  in the  period  ended  December  31,  1997.  The data  should  be read in conjunction with the financial statements included elsewhere herein.
                                                                     For the Year Ended December 31,
                                                       ------------------------------------------------------------
                                                        1997(2)      1996        1995          1994          1993
                                                        -------      ----        ----          ----          ----
                                                                 (Amounts in thousands except per unit data)
TOTAL REVENUES ...................................     $26,193     $25,045     $ 26,107      $ 25,008      $ 24,190
                                                       =======     =======     ========      ========      ========

NET INCOME (LOSS):
   Income (Loss) Before Gain on Sale of Properties     $ 2,814     $   521     $     69      $   (947)     $ (2,138)
   Gain on Sale of Properties ....................       7,505        --          3,275          --            --
                                                       -------     -------     --------      --------      --------
NET INCOME (LOSS) ................................     $10,319     $   521     $  3,344      $   (947)     $ (2,138)
                                                       =======     =======     ========      ========      ========


NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT (1):
   Income (Loss) Before Gain on Sale of Properties     $    47     $     8     $     (1)     $    (19)     $    (39)
   Gain on Sale of Properties ....................         120        --             53          --            --
                                                       -------     -------     --------      --------      --------
NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT .......................     $   167     $     8     $     52      $    (19)     $    (39)
                                                       =======     =======     ========      ========      ========


TOTAL ASSETS .....................................     $60,636     $67,436     $ 71,071      $ 74,936      $ 77,899
                                                       =======     =======     ========      ========      ========

LONG TERM OBLIGATIONS:
   Notes Payable .................................     $26,983     $42,518     $ 42,669      $ 48,800      $ 49,003
                                                       =======     =======     ========      ========      ========

CASH DISTRIBUTIONS PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT .......................     $    40     $    68     $     32      $     30      $     30
                                                       =======     =======     ========      ========      ========

-----
(1) $1,000 original contribution per limited partnership assignee Unit, based on limited partnership assignee units outstanding during the period, after allocation to the General Partners.
(2)        See discussion in Item 7 regarding future results of operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Item should be read in conjunction with Financial Statements contained elsewhere in this Report.

In anticipation of the year 2000, the Managing General Partner is implementing a Year-2000 compliant accounting software product to replace its existing system. The new system will be fully operational by early 1999. All software programs currently used by the Managing General Partner have been inventoried and programs were identified which will require modification to correct date handling methodology. Any necessary modifications will be completed by the end of 1998. The Partnership's Servicing and Transfer Agent, Gemisys, utilizes a platform programmed to correctly interpret the change to the new century. All necessary changes will be undertaken at no cost to the Partnership.

The Partnership sold eight of its nine remaining hotels in December 1997. Accordingly, historical financial information will not be representative of future results. Future results of operations will be dependant on the operations of the Partnership's remaining hotel, the Residence Inn - Nashville, general and administrative expenses and interest income, as well as the outcome of the legal proceedings relating to this hotel.

Results of Operations

1997 Compared to 1996

Net income was $10,319,000 in 1997 compared to net income of $521,000 in 1996. The net income in 1997 is comprised of $2,814,000 income before gain on sale of properties and $7,505,000 gain on sale of properties. There was no gain on sale of properties in 1996. Income before gain on sale of properties increased by $2,293,000 in 1997 compared to 1996 primarily as a result of depreciation not being recorded after June 30, 1997 on the real estate assets held for sale (see
Note 1 to the financial statements). In addition, operations improved substantially at the Residence Inn - Nashville and the Partnership's general and administrative expenses decreased.

Revenues from hotel operations increased 5% for 1997 compared to 1996 due to an overall increase in average room rates and improved occupancy at the Residence Inn - Nashville. Hotel operating expenses increased by 2% for 1997 compared to 1996. The increase was primarily in room operating expenses as a result of the increase in room revenues. Management fees also increased as a result of the increase in revenues. The increases in these two categories as well as an increase in repair and maintenance expenses were partially offset by decreases in administrative, marketing and energy costs. The decrease in administrative expenses was primarily due to a favorable settlement regarding the disputed sales and use taxes assessed by the State of Tennessee against the Partnership. As of December 31, 1996, the Partnership had accrued $205,000 for potential payment to the State of Tennessee, $165,000 of which had been expensed in 1996. In 1997 the Partnership proposed, and the State accepted, payment of $122,000 in settlement. Thus, in 1997 a credit of $83,000 was recorded and that, combined with the $165,000 expense booked in 1996, resulted in a decrease in administrative expenses of $248,000 in 1997 compared to 1996.

Interest income decreased by $20,000 for 1997 compared to 1996 as a result of lower average cash balances in 1997. General and administrative expenses decreased substantially in 1997 compared to 1996 primarily due to a write-off of a $194,000 receivable in 1996 and the recognition in 1996 of a $74,000 cost associated with the additional loan obligation on the Residence Inn - Nashville.

The operations of the properties and the markets in which they are located are described below.

Residence Inn - Ontario: Operations were positive and reflected a slight improvement in comparison to the prior year. The average daily room rate increased $10.60 to $80.20. Occupancy declined by 3% to an average of 71%. The local economy continued to show signs of growth, as reflected by the number of new construction projects in the Ontario area. Strong competition, however, continued throughout the year from two existing local competitors as well as from a recently opened Extended Stay America.

Residence Inn - Columbus East: Operations were positive for the year, but declined as compared to the prior year. Average occupancy remained favorable and increased slightly to 88%, although the average daily room rate declined by $.32 to $74.22 as compared to 1996. Occupancy was strong at the property from July through October due in part to an environmental group that occupied a large block of rooms for this period. Economic growth appeared to slow somewhat in the Columbus area during the year and the hotel market was competitive.

Residence Inn - Fort Wayne: Operations were positive for the year, but declined compared to 1996 results. Occupancy was 85% as compared to 88% for the prior year, and the average daily room rate decreased $1.20 to $66.25. The influx of new hotels that came on line over the past year impacted the market and the operations of the hotel. Additionally, an Extended Stay America hotel opened recently, adding 101 rooms to the marketplace. Companies involved in the automotive industry comprised the largest share of business for the hotel during the year.

Residence Inn - Indianapolis: Operations for the year were positive and improved over 1996 despite an increasingly competitive market. Occupancy declined to 76% from 82% in the prior year; however, the average daily room rate increased by $3.19 to $79.25. Hotel construction and expansion continued in the area despite the forecasted decline in demand and the market remained extremely competitive.

Residence Inn - Lexington: Operations for the year improved significantly over 1996 results. Occupancy declined by 2% to 89; however, the average daily room rate increased $5.57 to $77.49 in comparison to the prior year.Market conditions improved toward the end of 1997, although significant new competition is anticipated to impact the marketplace in the future.

Residence Inn - Louisville: Operations for the year were positive and improved, as compared to the prior year. Strong market conditions in Louisville resulted in increases in both occupancy and room rates. Occupancy was 90% compared to 86% in the prior year, and the average room rate rose $5.64 to $91.95. The economy in the greater Louisville area remained favorable, due in part to its standing as a mid-west industrial leader. An aggressive direct sales approach to both current and new clients was utilized throughout the year to counter-act competition from several new hotels which opened in the area.

Residence Inn - Winston-Salem: Operations were positive for the year, and reflected improvement as compared to the prior year. Occupancy averaged 85% for 1997, a slight increase in comparison to the prior year. The average daily room rate rose by $3.41 to $79.36 over the same period. The Winston-Salem market appeared to stabilize during the year, although competition for patronage remained strong.

Residence Inn - Altamonte Springs: Operations were positive for the year and improved in comparison to the prior year. The average daily room rate for 1997 was $91.45, an increase of $7.72 over the rate for the prior year. Leisure travel and project assignment business were strong during the year, providing a stable patronage base for the hotel.

Residence Inn - Nashville: Operations were positive for the year and reflected the greatest improvement of the Partnership's nine hotels in comparison to the prior year. Occupancy increased 6% to 82% and the average daily room rate rose $6.97 to $85.71, in comparison to the prior year. Market conditions improved steadily over the year. During December, typically the most difficult operating month for hotels due to the holidays, Residence Inn-Nashville averaged 67% occupancy while competitors averaged 50% - 60%. The leisure market continues to play a strong role in driving both occupancy and room rates; however, the Opryland Theme Park will close this spring for a two-year renovation, which will likely negatively impact the performance of the Partnership's hotel.

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

Revenues from hotel operations decreased 4% for 1996 compared to 1995 due to the sale of the Residence Inn - Atlanta in 1995. The remaining nine properties all experienced increases in revenue totaling 7% as average daily room rates increased or stayed even and occupancy increased at five of the properties. Properties experiencing decreases in occupancy had increases in room rates to more than offset the decline in occupancy. Hotel operating expenses decreased 5% primarily as a result of the sale of the Residence Inn - Atlanta in 1995. Hotel operating expenses, exclusive of the effect of the sale of one hotel, increased by 6% primarily due to significant increases in administrative and repair and maintenance expenses at the Residence Inn - Nashville and in marketing costs at all of the hotels. Administrative expenses at the Residence Inn - Nashville increased due to the increase in accrual, from $40,000 at December 31, 1995 to $205,000 at December 31, 1996, for potential payment to the State of Tennessee, as a result of a sales and use tax audit covering the period 1989-1993. Overall management fee expense decreased compared to 1995 due to the restructured agreements with Marriott Corporation, which provided for lower base fees and introduced incentive fees on all the properties which are tied to the operations of the properties. Furthermore, the agreements provided for an increase in certain marketing fees charged by Marriott causing an increase in marketing costs for 1996 when compared to 1995. Interest and other income decreased by $23,000 in 1996. The decrease was the net result of a $91,000 increase in interest income primarily due to higher cash balances, specifically the proceeds from the sale of the Residence Inn -Atlanta and a $114,000 decrease in income resulting from recognition in 1995 of deferred income relating to the terminated management contracts for the Residence Inns - Ontario and Atlanta. Depreciation and amortization decreased $577,000 in 1996 as compared to 1995 due to the sale of one hotel in the fourth quarter of 1995 as well as fully depreciated furnishings at certain of the other hotels. Interest expense decreased $502,000 in 1996 compared to 1995 primarily due to the sale of the Residence Inn -

Atlanta. General and administrative expenses increased $407,000 in 1996 when compared to 1995 primarily due to the write-off of a $194,000 receivable (as discussed below), increases in legal costs associated with the Residence Inn - Nashville and increases in administrative expenses. In addition, the $74,000 additional loan obligation, assumed as a result of the Partnership becoming the direct obligor on the first note on the Residence Inn - Nashville, was recorded as a Partnership expense in 1996. See Note 4 to the Financial Statements. The $194,000 receivable from a previous management company of the Residence Inn - Ontario has been written off. It was previously financially supported by the contemplated sale to the Partnership by an affiliated entity of said management company (the owner until August 1996 of the land whereupon the Residence Inn - Nashville is located, with whom the Partnership is involved in various litigations [see Note 7 to the Financial Statements, Legal Proceedings]) of such land, but collection is no longer deemed probable for financial statement purposes only.

Partnership Liquidity and Capital Resources

Introduction

As presented in the Statements of Cash Flows, cash was provided by operating activities. Cash was provided by investing activities from sale of properties and proceeds from cash investments. Cash was used by investing activities for purchases of cash investments and improvements to properties. Cash was used by financing activities for note payable payments and distributions to partners.

The results of project operations before capital improvements for the year ended December 31, 1997 are determined by net income or loss adjusted for non-cash items such as depreciation and amortization, and reduced by principal payments made on the notes payable (see Item 2, Properties). The project operations before capital improvements is an indication of the operational performance of the property. During 1997, all of the Partnership's nine remaining properties generated positive project operations before deductions for capital improvements. The Partnership, after taking into account results of project operations before capital improvements, interest income, and general and administrative expenses, on an accrual basis, experienced positive results from operations. Project operations should not be considered as an alternative to net income or loss (as presented in the financial statements), as an indicator of the Partnership's operating performance, or as an alternative to cash flow as a measure of liquidity. Project operations after capital improvements for any given year may not be indicative of the property's general performance as capital improvements are likely to be made in large amounts when associated with renovation programs.

The Partnership considers cash investments to be those investments (primarily commercial paper) with an original maturity date of more than three months at time of purchase. The cash investments at December 31, 1997 are described in
Note 1 to the Financial Statements.

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

In July 1994, the Court in the case filed by Orlando ruled that the Hotel had been fraudulently conveyed to NLC by 2300 in 1986 and voided the conveyance. Judgements totaling more than $1,350,000 were subsequently entered by this Court against Nelson, NLC and 2300. Based on this judgement, Orlando purchased the Land at a judicial sale and became the landlord under the Lease. This judgement was reversed in December 1996 and NLC asked the Court to return ownership of the Land to it. However, the Court has denied NLC's request.

In another action in Nashville, Tennessee, 2300 and NLC have alleged that the Partnership refused to purchase the Land as required by the SF Settlement and demanded indemnification for all costs and losses of 2300 and NLC relating to Orlando's claims. In February 1996, the Court in this action granted a motion filed by 2300 and NLC for partial summary judgement, ruling that the Partnership had breached the SF Settlement. The action will continue to determine damages and other issues. In February 1998, the Court enjoined the Partnership from conveying, transferring, or otherwise disposing of its cash to any extent which would leave less than $5 million available for payment of any judgment awarded to 2300 and NLC. The Partnership does not believe it breached the SF Settlement.

See Note 7 to the financial statements for more information about the foregoing and other related proceedings.

It was reported to investors in December 1996 that it was the Partnership's intention to proceed with the marketing for sale of the remaining hotels in the portfolio. This decision was reached after consideration of many factors including the improvement in operations of the hotels, in combination with their age and the increasing competition in each of their respective markets, and the recent activity of buyers purchasing hotels similar to those owned by the Partnership. After review of the 1996 year end appraisals, the Partnership interviewed a number of real estate brokerage firms and selected brokers who began marketing the hotels for sale. The Partnership determined to forgo the marketing of the Residence Inn - Nashville pending resolution of certain legal proceedings. The sale of eight of the Partnership's nine remaining hotels was completed on December 30, 1997.

In January 1998, the Partnership made two distributions to its general and limited partners, one totaling $16,818,000, representing a portion of the net sales proceeds, and another one totaling $612,000 representing a distribution from 1997 operations. Additionally, the Partnership anticipates making another distribution to its partners in April 1998 totaling $229,000 in order to comply with certain states' tax withholding requirements. Taking these distributions into account and projecting 1998 operations, the Partnership anticipates having approximately $12 million in average cash balance for 1998. The balance may change depending upon the Partnership's decision with respect to the note on the Residence Inn - Nashville (see below). With respect to the use of cash, the Partnership is under certain obligations and/or restrictions. In addition to the $5 million restriction discussed above (and in Note 7 to the financial statements), the Partnership was required by the purchaser, under the terms of the sales contract, not to distribute $7.5 million of the sales proceeds for a period of one year, which amount represents the maximum possible liability of the Partnership for any breach of the sales agreement. There are no known contingencies with respect to potential claims that could be brought against the Partnership. The $7.5 million is not specifically restricted from any other potential use by the Partnership, including the payment of the outstanding balance due on the Residence Inn - Nashville loan.

The balloon mortgage payment for the Residence Inn - Nashville, totaling approximately $8.5 million, is due on April 1, 1998 (see Note 4 to the financial statements). The Partnership has been unable to negotiate an extension of the loan with the lender. If the Partnership determines to pay the loan in full, it would have to seek Court permission to use a portion of the $5 million restricted by the Court (as noted above) in order to pay off the entire loan balance. Additionally, the Partnership is involved in a number of legal proceedings relating to the Residence Inn - Nashville, in one of which the Partnership has filed a motion for permission to interplead $2 million of the balloon mortgage payment with respect to which claims have been made by the mortgage lender and NLC and an order staying any enforcement of such lender's security interest pending disposition of such claims.

In 1997, the Partnership spent $2,250,000 on capital improvements. The majority was spent on room, meeting room and/or gatehouse renovations at the Residence Inns - Columbus, Fort Wayne, Indianapolis, Winston-Salem, Lexington, and Nashville. Capital was spent on deck and stairway work and exterior painting at the Residence Inns - Lexington and Nashville, doors and entryway improvements at the Residence Inn - Fort Wayne, HVAC units at the Residence Inns - Louisville and Indianapolis, siding replacements and painting of trim at the Residence Inn
- Altamonte Springs, and for lock upgrades at the Residence Inns - Columbus, Indianapolis, Lexington, Louisville, and Winston-Salem. Improvements to the landscaping and grounds were made at the Residence Inns - Lexington and Nashville. Voicemail systems were installed at the Residence Inns - Altamonte Springs and Nashville. In 1998, the Partnership anticipates spending approximately $210,000 on capital improvements. These improvements are necessary to enable the remaining property to remain competitive in the market and are required under the franchise agreement.

During the second and third quarters of 1995 the Partnership worked with Marriott in an effort to restructure contracts on certain Partnership hotels under their management. An agreement was reached whereby Marriott reduced the base management fee, and incorporated incentive fees which are tied to the operations of the properties. The restructured agreements also provided for an increase in certain marketing fees charged by Marriott. The length of the contract terms was reduced. In addition, the Partnership was permitted to terminate the contract after a five year term in connection with a sale of the hotels. A termination fee was payable if the purchaser were not to continue the Residence Inn by Marriott franchise. In exchange, the Partnership executed new agreements with Marriott for the management of the Residence Inns located in Altamonte Springs, Nashville, and Ontario. Effective January 1, 1996, Marriott managed all nine of the Partnership's remaining hotels. Marriott continues to manage the Partnership's Residence Inn - Nashville.

In accordance with, and as is customary in the management of hotels, the management agreement for the remaining hotel provides for a percentage of revenues to be placed in capital replacement funds. The capital replacement funds are used to fund on-going capital improvements as well as room or other major renovation programs. The capital replacement fund is being held in a separate account with additions generally made monthly based on revenues and expenditures which are based on approved capital expenditure budgets by the Partnership. Unused funds are held in interest-bearing accounts. To the extent not available from the replacement fund, a capital improvement or renovation may be funded from the Partnership's working capital reserve.

In 1996 and 1997 a number of unsolicited offers to purchase Units were made to the investors in the Partnership, of which the Partnership was aware. As required by applicable securities laws, the Partnership notified its investors of its views regarding these offers. The Partnership took no position with respect to the offers but rather advised the holders of assignee limited partnership Units to consult their personal financial advisors, as the desirability of any particular offer to any Unit holder could differ greatly depending upon such Unit holder's financial, tax, and other individual status.

Unit holders were also advised that the Partnership and its Transfer Agent would take such action as the Partnership deemed appropriate to ensure that resale transactions did not result in termination of the Partnership for tax purposes, cause the Partnership to be classified as a publicly traded partnership or cause the Partnership to be taxed as a corporation. Unit holders were reminded that, in order to protect its status as a partnership for federal income tax purposes, secondary market activity in its Units would be limited to less than 5% of the outstanding Units per calendar year, and that, for any of these reasons the Partnership may refuse to recognize a resale transaction.

In 1996, trading of assignee limited partnership Units of the Partnership reached 4.9% as of April 9. Subsequent to that date and through the remainder of the calendar year, the Partnership did not recognize resale transactions for 1996, and its Transfer Agent returned all paperwork regarding such transactions to the originators. This action was taken by the General Partner in accordance with its fiduciary responsibility and with the advice of Counsel to protect the Partnership's tax status as a limited Partnership.

At the beginning of 1997 the suspension of resale transactions was removed; however, on February 26, 1997, the Partnership's Transfer Agent informed the
General Partner that trading had again reached 4.9% (near the 5% maximum percentage), at which time the General Partner again suspended processing of resale transactions. Unit holders were advised of that suspension, in accordance with Section 12.1 of the Partnership Agreement, via a special communication dated February 27, 1997. All paperwork submitted from the time of the suspension through the remainder of the calendar year was returned to the originator.

At the beginning of 1998 the suspension of resale transactions was removed. Through March 15, 1998, the Partnership's Transfer Agent processed resale transactions representing approximately 3.2% of the total number of outstanding Units. Should resale transactions representing 4.9% of the total number of outstanding Units be reached, the General Partner will again suspend processing of these transactions. In this event investors will be notified immediately.

Conclusion

The Partnership established an estimated value for the assignee Units in the Partnership as of December 31, 1997. An appraisal of the remaining hotel was commissioned and undertaken by a firm which is a recognized appraiser and consultant to the hotel industry. The primary methodology employed in the appraisal used in the evaluation, which was selected by the appraiser and not pursuant to any instructions from the Partnership, was the income approach to value utilizing a discounted cash flow analysis. In conjunction with the preparation of the appraisal, a discount rate was determined by the appraiser based on several relevant factors, including, but not limited to, the current investment climate for hotel properties, local hotel market and economic conditions, comparisons of occupancy and room rates with prevailing market rates for similar properties and the status of the management contract for each hotel. The Partnership believes that the assumptions utilized in the process were not unreasonable. The value of the property as determined by the appraisal process, in combination with the book value of other Partnership assets and liabilities as of December 31, 1997, and after deducting the distributions made on January 13 and 29, 1998, has resulted in an estimated net asset value of each assignee Unit of $239. (The estimated net asset value does not take into account any distributions that the General Partners may be obligated to return to the Partnership prior to liquidation of the Partnership. See Note 2 to the financial statements.) As of December 31, 1996, the value of the properties as determined by the appraisal process, in combination with the book value of other Partnership assets resulted in an estimated net asset value of each assignee unit of $503. The change in value from $503 as of December 31, 1996 to $239 was primarily due to the distribution of a portion of the proceeds from the sale of the eight Residence Inns in the amount of $275 per assignee Unit. It should be noted that appraised values represent the opinion of the appraisal firm as of the date of the appraisals and are based on market conditions at the time of the appraisals and on assumptions concerning future circumstances which may or may not be accurate.

This valuation is an estimate of the assignee Unit value only which has been made as of December 31, 1997 based on the methodology described herein and does not represent a market value. There can be no assurance that the sales of the assets in the current market or at any time in the future would yield net proceeds which on a per assignee Unit basis would be equal to or greater than the estimated value. Further, there can be no assurance that sales of assignee Units now or in the future would yield net proceeds equal to or greater than this value. The assignee Units are illiquid and there is no formal liquid market where they are regularly traded. However, the Partnership is aware that some resales have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any time period and occur at a price negotiated between buyer and seller. The Partnership has no knowledge concerning how a particular price may be determined. A total of 325 resale transactions were recorded on the books of the Transfer Agent between January 1, 1997 and February 26, 1997 (at which time the Partnership suspended trading- see above), reflecting prices ranging from $191 to $466 per Unit, with a simple average price (not weighted) of $283. In 1996 a total of 122 resale transactions were recorded on the books of the Transfer Agent reflecting prices between $100 and $340, with a simple average price (not weighted) of $239 per Unit. In 1995, sixty-five resale transactions, of which the Partnership had knowledge, were recorded at a simple average price (not weighted) of $244 per assignee unit. The Partnership's knowledge of these transactions is based solely on the books and records of its Transfer Agent.

As discussed in Item 8, Note 7, there is substantial doubt regarding the Partnership's ability to continue as a going concern.

Item 8.    Financial Statements and Financial Statement Schedules.

                                   METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                                         a California Limited Partnership

                                                TABLE OF CONTENTS
                                                                                                               Page
                                                                                                               ----
Report of Independent Auditors............................................................................      16
Financial Statements:
   Balance Sheets at December 31, 1997 and 1996...........................................................      17
   Statements of Operations for the Years ended December 31, 1997, 1996 and 1995..........................      18
   Statements of Partners' Equity for the Years ended
    December 31, 1997, 1996 and 1995......................................................................      19
   Statements of Cash Flows for the Years ended December 31, 1997, 1996 and 1995..........................      20
   Notes to Financial Statements..........................................................................   21-28
Financial Statement Schedule:
   Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997 and 1996..................   29-31

      Financial statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the financial statements.

                         REPORT OF INDEPENDENT AUDITORS

Metric Partners Growth Suite Investors, L.P., a California Limited Partnership:

      We have audited the accompanying balance sheets of Metric Partners Growth Suite Investors, L.P., a California Limited Partnership, (the "Partnership") as of December 31, 1997 and 1996 and the related statements of operations, partners' equity and cash flows for the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule for 1997 of the Partnership listed in the accompanying table of contents. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1997 and 1996 and the results of its operations and its cash flows for the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for 1997 and 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 7 to the financial statements, the Partnership is involved in litigation in connection with its one remaining hotel property. The property is subject to a mortgage note payable that becomes due on April 1, 1998. The Partnership has been unsuccessful in obtaining an extension on the note payable and may be unable to pay off or otherwise refinance the note. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The Partnership's plans as to these matters are also described in Note 4. The accompanying financial statements do not include any adjustments that might result from this uncertainty.


                                                               Ernst & Young LLP

San Francisco, California
March 30, 1998


                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                                 BALANCE SHEETS
                                  December 31,
                                                               1997           1996
                                                               ----           ----
                                     ASSETS
CASH AND CASH EQUIVALENTS ..............................  $ 27,051,000   $  3,436,000
CASH INVESTMENTS .......................................     3,888,000      3,893,000
CASH IN ESCROW .........................................    19,214,000           --
RESTRICTED CASH ........................................       335,000        308,000
ACCOUNTS RECEIVABLE ....................................     1,295,000        715,000
PREPAID EXPENSES AND OTHER ASSETS ......................       178,000        209,000

PROPERTIES AND IMPROVEMENTS ............................    13,909,000     90,456,000
ACCUMULATED DEPRECIATION ...............................    (5,263,000)   (31,825,000)
                                                          ------------   ------------

NET PROPERTIES AND IMPROVEMENTS ........................     8,646,000     58,631,000

DEFERRED FINANCING COSTS ...............................          --           73,000
DEFERRED FRANCHISE FEES ................................        29,000        171,000
                                                          ------------   ------------

TOTAL ASSETS ...........................................  $ 60,636,000   $ 67,436,000
                                                          ============   ============

                        LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE .......................................  $  1,542,000   $  1,107,000
ACCRUED PROPERTY TAXES .................................       116,000        311,000
ACCRUED PREPAYMENT PENALTIES ...........................       438,000           --
ACCRUED INTEREST .......................................       307,000        263,000
OTHER LIABILITIES ......................................     1,487,000      1,347,000
DEFERRED GAIN ON SALE OF PROPERTY ......................       300,000        300,000
NOTES PAYABLE ..........................................    26,983,000     42,518,000
                                                          ------------   ------------

TOTAL LIABILITIES ......................................    31,173,000     45,846,000
                                                          ------------   ------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:
 GENERAL PARTNERS ......................................       348,000         59,000
 LIMITED PARTNERS (59,932 units outstanding) ...........    29,115,000     21,531,000
                                                          ------------   ------------

TOTAL PARTNERS' EQUITY .................................    29,463,000     21,590,000
                                                          ------------   ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY .................  $ 60,636,000   $ 67,436,000
                                                          ============   ============

                       See notes to financial statements.

                                   METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                                         a California Limited Partnership

                                             STATEMENTS OF OPERATIONS
                               For the Years Ended December 31, 1997, 1996 and 1995
                                                                                   1997         1996          1995
                                                                                   ----         ----          ----
REVENUES:
Hotel operations ............................................................  $25,778,000  $24,610,000  $ 25,649,000
Interest and other ..........................................................      415,000      435,000       458,000
                                                                               -----------  -----------  ------------

Total revenues ..............................................................   26,193,000   25,045,000    26,107,000
                                                                               -----------  -----------  ------------

EXPENSES  (Including $513,000,  $461,000 and $410,000
paid to managing  general partner and affiliates in 1997, 1996 and
1995, respectively)
Hotel operations
        Rooms ...............................................................    5,223,000    4,899,000     5,167,000
        Administrative ......................................................    3,008,000    3,101,000     3,224,000
        Marketing ...........................................................    2,677,000    2,762,000     2,538,000
        Energy ..............................................................    1,262,000    1,281,000     1,398,000
        Repair and maintenance ..............................................    1,453,000    1,411,000     1,329,000
        Management fees .....................................................    1,005,000      916,000     1,364,000
        Property taxes ......................................................      731,000      738,000       877,000
        Other ...............................................................      975,000      917,000       970,000
                                                                               -----------  -----------  ------------
Total hotel operations ......................................................   16,334,000   16,025,000    16,867,000
Depreciation and other amortization .........................................    1,759,000    2,933,000     3,510,000
Interest ....................................................................    4,327,000    4,350,000     4,852,000
General and administrative ..................................................      959,000    1,216,000       809,000
                                                                               -----------  -----------  ------------

Total expenses ..............................................................   23,379,000   24,524,000    26,038,000
                                                                               -----------  -----------  ------------

INCOME BEFORE GAIN ON SALE OF PROPERTIES ....................................    2,814,000      521,000        69,000
Gain on sale of properties ..................................................    7,505,000         --       3,275,000
                                                                               -----------  -----------  ------------
NET INCOME ..................................................................  $10,319,000  $   521,000  $  3,344,000
                                                                               ===========  ===========  ============

NET INCOME PER LIMITED PARTNERSHIP
 ASSIGNEE UNIT:
Income (loss) before gain on sale of properties .............................  $        47  $         8  $         (1)
Gain on sale of properties ..................................................          120         --              53
                                                                               -----------  -----------  ------------
NET INCOME ..................................................................  $       167  $         8  $         52
                                                                               ===========  ===========  ============

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP
 ASSIGNEE UNIT ..............................................................  $        40  $        68  $         32
                                                                               ===========  ===========  ============

                                             See notes to financial statements.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              For the Years Ended December 31, 1997, 1996 and 1995

                                                 General     Limited
                                                 Partner     Partners         Total
                                                 -------     --------         -----

BALANCE, January 1, 1995 ....................  $ (68,000)  $ 23,916,000   $ 23,848,000
Income (Loss) Before Gain on Sale of Property    105,000        (36,000)        69,000
Gain on Sale of Property ....................    102,000      3,173,000      3,275,000
Cash Distributions from Sale ................     (2,000)      (105,000)      (107,000)
Cash Distributions from Operations ..........    (37,000)    (1,798,000)    (1,835,000)
                                               ---------   ------------   ------------
BALANCE, DECEMBER 31, 1995 ..................    100,000     25,150,000     25,250,000
Net Income ..................................     43,000        478,000        521,000
Cash Distributions from Sale ................    (41,000)    (2,000,000)    (2,041,000)
Cash Distributions from Operations ..........    (43,000)    (2,097,000)    (2,140,000)
                                               ---------   ------------   ------------
BALANCE, DECEMBER 31, 1996 ..................     59,000     21,531,000     21,590,000
Income Before Gain on Sale of Properties ....      2,000      2,812,000      2,814,000
Gain on Sale of Properties ..................    336,000      7,169,000      7,505,000
Cash Distributions from Operations ..........    (49,000)    (2,397,000)    (2,446,000)
                                               ---------   ------------   ------------
BALANCE, DECEMBER 31, 1997 ..................  $ 348,000   $ 29,115,000   $ 29,463,000
                                               =========   ============   ============

                       See notes to financial statements.

                               METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                                    a California Limited Partnership

                                       STATEMENTS OF CASH FLOWS
                            For the Years Ended December 31, 1997, 1996 and 1995
                                                                           1997            1996           1995
                                                                           ----            ----           ----
OPERATING ACTIVITIES:
Net income ..........................................................  $ 10,319,000   $    521,000   $  3,344,000
Adjustments to reconcile net income to net cash provided
 by operating activities:
        Depreciation and amortization ...............................     1,962,000      3,122,000      3,585,000
        Cost associated with note payable change (see Note 4) .......          --           74,000           --
        Gain on sale of properties ..................................    (7,505,000)          --       (3,275,000)
        Changes in operating assets and liabilities:
           Accounts receivable ......................................      (580,000)       319,000       (288,000)
           Prepaid expenses and other assets ........................        (1,000)       (13,000)       118,000
           Accounts payable, accrued expenses
            and other liabilities ...................................       206,000        176,000        678,000
                                                                       ------------   ------------   ------------
Net cash provided by operating activities ...........................     4,401,000      4,199,000      4,162,000
                                                                       ------------   ------------   ------------

INVESTING ACTIVITIES:
Proceeds from sale of properties ....................................    58,644,000           --        5,684,000
Capital improvements ................................................    (2,032,000)    (2,571,000)    (2,163,000)
Cash in escrow ......................................................   (19,214,000)          --             --
Restricted cash - increase ..........................................       (27,000)        (6,000)      (302,000)
Purchase of cash investments ........................................    (3,888,000)    (5,862,000)    (1,409,000)
Proceeds from sale of cash investments ..............................     3,893,000      1,969,000      1,409,000
                                                                       ------------   ------------   ------------
Net cash provided (used) by investing activities ....................    37,376,000     (6,470,000)     3,219,000
                                                                       ------------   ------------   ------------

FINANCING ACTIVITIES:
Notes payable principal payments ....................................   (15,716,000)      (360,000)      (333,000)
Cash distributions to partners ......................................    (2,446,000)    (4,181,000)    (1,942,000)
                                                                       ------------   ------------   ------------
Cash used by financing activities ...................................   (18,162,000)    (4,541,000)    (2,275,000)
                                                                       ------------   ------------   ------------

INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS ..........................................    23,615,000     (6,812,000)     5,106,000
Cash and cash equivalents at beginning of year ......................     3,436,000     10,248,000      5,142,000
                                                                       ------------   ------------   ------------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR .....................................................  $ 27,051,000   $  3,436,000   $ 10,248,000
                                                                       ============   ============   ============



                           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash during the year ...............................  $  4,080,000   $  4,242,000   $  4,636,000
                                                                       ============   ============   ============


                SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Balance of note payable assumed by buyer ............................          --             --     $  5,922,000
                                                                       ============   ============   ============

Note payable increase (see Note 4) ..................................          --     $     74,000           --
                                                                       ============   ============   ============

Capital improvements - accrued ......................................  $    218,000           --             --
                                                                       ============   ============   ============

Accrued prepayment penalties ........................................  $    438,000           --             --
                                                                       ============   ============   ============

                                             See notes to financial statements.

                                                             20

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership


                          NOTES TO FINANCIAL STATEMENTS


1.    Organization and Summary of Significant Accounting Policies

Organization - Metric Partners Growth Suite Investors, L.P., a California Limited Partnership (the "Partnership"), was organized under the laws of the State of California to acquire, hold for investment, manage, and ultimately sell, all-suite, extended stay hotels which are a franchise of the Residence Inn by Marriott, Inc. The managing general partner is Metric Realty, an Illinois general partnership. The Associate General Partner of the Partnership is GHI Associates II, L.P., a California Limited Partnership, of which Metric Realty is the general partner and Prudential-Bache Properties, Inc., a wholly-owned subsidiary of Prudential Securities Group Inc., is the limited partner. Through March 31, 1997, Metric Realty was owned by Metric Holdings, Inc. and Metric Realty Corp. Metric Realty Corp. was the Managing Partner of Metric Realty. On April 1, 1997, Metric Holdings, Inc. and Metric Realty Corp., the partners of the Managing General Partner, Metric Realty, were involved in certain corporate transactions. Pursuant to these transactions, (i) Metric Holdings, Inc. was merged into a newly-formed corporation known as SSR Realty Advisors, Inc. ("SSR Realty"), which became the managing partner of Metric Realty, and (ii) Metric Realty Corp. was merged into Metric Property Management, Inc., a subsidiary of SSR Realty. Accordingly, the partners of Metric Realty are now SSR Realty and Metric Property Management, Inc. After consummation of these transactions, both partners of Metric Realty continue to be wholly-owned individual subsidiaries of Metropolitan Life Insurance Company, as were both partners prior to the occurrence of such transactions. The Partnership was organized on June 28, 1984 and commenced operations on April 14, 1988. Capital contributions of $59,932,000 ($1,000 per assignee Unit) were made by the limited partners.

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, cash investments and restricted cash approximate their fair value. The carrying amounts of the Partnership's notes payable approximate their fair value due to the short term remaining under those notes.

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

Cash Investments - Cash investments include all cash investments not considered cash or cash equivalents. The cash investment at December 31, 1997 matures in March 1998 and bear interest at an effective rate of 5.6% per annum.

Restricted Cash - Restricted cash consists of amounts related to the sale of the Residence Inn - Atlanta (Perimeter West) which were deposited into an escrow account. See Note 6.

Cash in Escrow - Cash in escrow consists of $19,070,000 due to the lender of the notes payable on six of the hotels sold on December 30, 1997 and $144,000 in funds held in escrow pending final closing settlement by the escrow agent. The $19,070,000 was paid to the lender on January 2, 1998. The amount represented $18,469,000 principal due, $438,000 prepayment penalties and $163,000 accrued interest. The $144,000 excess funds held by the escrow agent were returned to the Partnership on January 5, 1998. See Note 6.

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

In 1997, the Partnership adopted a plan to market for sale eight of its nine remaining hotels. The hotels marketed for sale were the Residence Inns -
Ontario, Fort Wayne, Columbus (East), Indianapolis (North), Lexington, Louisville, Winston Salem and Altamonte Springs. These hotels were sold on December 30, 1997 in a single transaction. See Note 6. Pursuant to Statement No. 121, the eight hotels, when marketed, were classified as real estate held for sale and no depreciation and amortization of deferred franchise fees for these properties were recorded after June 30, 1997.

Gain on Sale of Properties - Sales are generally recorded at the close of escrow or after title has been transferred to buyer and after appropriate payments have been received and other criteria have been met.

Depreciation - Depreciation is computed using the straight-line method over estimated useful lives of 30 years for buildings and improvements and six years for furnishings.

Marketing - Marketing costs are expensed as incurred.

Deferred Financing Costs - Financing costs are deferred and amortized as interest expense over the lives of the related loans, which are three to ten years.

Deferred   Franchise  Fees  -  Franchise  fees,  paid  in  connection  with  the acquisition of the Residence Inns, are deferred and amortized over the remaining lives of the franchise agreements which range from ten to fifteen years.

Net Income Per Limited Partnership Assignee Unit - Net income per limited partnership assignee Unit is computed by dividing net income allocated to the limited partners by 59,932 assignee Units.

Income Taxes - No provision for Federal and state income taxes has been made in the financial statements because income taxes are the obligation of the partners.

2.    Transactions With the General Partners and Affiliates

In accordance with the Partnership agreement,  the Partnership is charged by the
managing   general   partner  and  affiliates  for  services   provided  to  the
Partnership. The amounts are as follows:

                                            1997           1996           1995
                                            ----           ----           ----

Partnership management fees .......       $213,000       $186,000       $160,000
Reimbursement of expenses .........        300,000        275,000        250,000
                                          --------       --------       --------

Total .............................       $513,000       $461,000       $410,000
                                          ========       ========       ========

Reimbursement of expenses include partnership accounting, professional services and investor services.

In accordance with the Partnership agreement the general partners are allocated their two percent continuing interest in the Partnership's net income or loss and cash distributions. In addition, in 1994 the general partners were allocated gross income of $245,000 in accordance with and calculated pursuant to the Partnership Agreement. However, beginning in 1995, due to the general partners' equity account balance, the Partnership adjusted and limited the income allocation to the general partners to amounts equal to their two percent continuing interest in cash distributions. Pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions.

The general partners were allocated taxable gain and loss in accordance with the Partnership Agreement.

3.    Properties and Improvements

Hotel properties and improvements at December 31, 1997 and 1996 are summarized as follows:

                                                   1997                 1996
                                                   ----                 ----

Land ...................................       $       --          $  9,358,000
Buildings and improvements .............         11,110,000          62,840,000
Furnishings ............................          2,799,000          18,258,000
                                               ------------        ------------

Total ..................................         13,909,000          90,456,000
Accumulated depreciation ...............         (5,263,000)        (31,825,000)
                                               ------------        ------------

Net properties and improvements ........       $  8,646,000        $ 58,631,000
                                               ============        ============

4.    Notes Payable

The $26,983,000 notes payable balance at December 31, 1997 represents $8,514,000 outstanding balance on the note payable related to the Residence Inn - Nashville, the Partnership's remaining property, and $18,469,000 outstanding combined balance on the notes relating to six of the properties sold on December 30, 1997 which was paid on January 2, 1998. See Note 6.

With respect to the note on the Residence Inn - Nashville, monthly payments of interest and principal are made until April 1998 when the note matures and a balloon payment of $8,491,000 is due. The Partnership has been unable to negotiate an extension of the loan with the lender. The Partnership is currently reviewing its options with regard to this matter, including satisfying all or a portion of the loan or sale of the Hotel. See Note 7. If the Partnership determines to pay the loan in full, it would have to seek Court permission to use a portion of the $5 million restricted by the Court (as described in Note 7) in order to pay off the entire loan balance.

The Residence Inn - Nashville (Airport) note payable with an original balance of $9,250,000 originally wrapped an existing loan which had a balance of approximately $9,336,000 at the time the Partnership acquired the property. However, on April 15, 1996, the Partnership made a payment of approximately $176,000 to the lender of the underlying mortgage of the wrap note on the Residence Inn - Nashville (Airport). The payment was made to cure defaults by that lender to the holder of the wrap note for non-payment of the debt and impound payments due on January 1, 1996 and February 1, 1996. As described in
Note 7, Legal Proceedings, the Partnership is now the direct obligor to the first note holder and the note payable balance has been increased by $74,000, the difference between the balance of the first note and the balance of the wrap note on April 15, 1996. The $74,000 cost incurred to prevent foreclosure and to eliminate the wrap note was recorded in 1996 as a general and administrative expense in these financial statements. The terms of the first note vary slightly from those of the wrap note. The interest rate is 9.5% per annum on the first note compared to 9.9433% on the wrap note and monthly payments of interest and principal are approximately $2,600 lower on the first note. Similar to the wrap note, the first note matures in April 1998 and requires a balloon payment. As a further consequence of the Partnership becoming a direct obligor to the first note holder, the payments due under the land lease on Residence Inn - Nashville (Airport) are reduced by $50,000 per year. See Note 5.

Certain of the notes were discounted over their term to yield interest at 10.15 to 10.5 percent per annum. Discount amortization was $149,000, $135,000 and $124,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Amortization of deferred financing costs totaled $54,000, $54,000 and $50,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

5.    Minimum Future Rental Commitments

One property, the Residence Inn-Nashville (Airport), is utilized through a land lease which provides for lease payments of $100,000 per annum for the first ten years, plus an additional $50,000 per annum until the purchase money note to the seller is paid in full. As described in Note 4, the purchase money note to the seller was paid in full in April 1996, and the $50,000 annual payment is no longer due. Prior to April 1996, the $50,000 was payable in equal monthly installments with payment of the balance being subordinated to returns to the Partnership. Furthermore, up to $210,000 of the balance of the ground lease can, and has been, applied by the Partnership as an offset under a guarantee agreement. The portion of the accrued rent not paid currently accrues interest at a rate of ten percent per annum, compounded annually. Furthermore, the lease provides for additional payments based on 1.8% of the revenues of the hotel through April 15, 1998.

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

Rental expense (including the 1.8% of revenues) for this lease was $178,000, $186,000 and $219,000 in 1997, 1996 and 1995.

6.    Sale of Properties

The Partnership sold the Residence Inns - Ontario, Columbus (East), Fort Wayne, Indianapolis, Lexington, Louisville, Winston Salem and Altamonte Springs on December 30, 1997. The combined sales price, for the package of these eight residence inns, was $59,500,000. After payment of the outstanding balances on the loans totaling $33,819,000 and expenses of sale totaling $1,294,000, including $438,000 of prepayment penalties on certain of the loans, the net proceeds to the Partnership were $24,387,000. Pursuant to an agreement with the lender on six of the eight residence inns, the outstanding balances on the related six notes totaling $18,469,000, and the required prepayment penalties of $438,000, were not paid until January 2, 1998. To secure payment to the lender of the six notes mentioned, a portion of the net sales proceeds was retained in an escrow account on December 30, 1997, sufficient to pay off the outstanding principal balances, prepayment penalties due pursuant to the loan agreements and interest accrued to date of payoff, and is reflected in Cash in Escrow on the December 31, 1997 balance sheet.

The Partnership was required by the purchaser, under the terms of the sales contract, not to distribute $7,500,000 of the sales proceeds for a period of one year, which amount represents the maximum possible liability of the Partnership for any breach of the sales agreement. There are no known contingencies with respect to potential claims that could be brought against the Partnership.

The Partnership sold the Residence Inn-Atlanta (Perimeter West) on October 3, 1995. The net sales price was $11,350,000 after deducting $300,000 that was deposited into an escrow account (the "Shortfall Guaranty Account"). The Partnership has guaranteed certain income levels to the buyer for the years from 1996 through 1998. To the extent these income levels are not attained, the buyer will receive the deficiency, up to the maximum $300,000, from the Shortfall Guaranty Account. Any unused funds in the Shortfall Guaranty Account at December 31, 1998, will be returned to the Partnership together with interest. The guaranteed income levels for 1996 and 1997 were achieved and no funds are due to seller from the Short Fall Guarantee Account for those years. Gain on sale of $300,000 has been deferred until the contingency has been removed.

The buyer assumed the existing loan with a balance of $5,922,000. After payment of expenses of sale, the proceeds to the Partnership were approximately
$5,384,000. Of that amount, $107,000, representing state real property withholding taxes due on the gain on sale, was paid to the State of Georgia and recorded as cash distributions to partners from sale in these financial statements because such taxes are the obligation of the partners.

7.    Legal Proceedings

Metric Partners Growth Suite Investors, L.P. vs. Kenneth E. Nelson, The Nelson Group, et al., San Francisco County Superior Court, Case No. 928065 (the "SF Lawsuit"). [The lawsuits described below (other than the sales tax related case) are related. Terms defined in the description of one case may be used in the description of the other cases.]

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

In July 1994, the Court in the Nashville Case I, discussed below, ruled that the Hotel had been fraudulently conveyed to NLC in 1986 and voided the conveyance. The Court in the Nashville Case I ordered a sale of the Land, subject to all prior encumbrances, including the ground lease of the Land by the Partnership (the "Lease"). As discussed in more detail below (see "Nashville Case I"), subsequent to a judicial sale held on July 24, 1996, the Court ruled in a confirmation hearing held in August 1996 that the Land would be sold to Orlando Residence, Ltd ("Orlando"). In December, 1996, the Tennessee Court of Appeals reversed the judgement underlying the judicial sale; however, the Court has ruled against NLC on its motion that the Land be reinstated to NLC.

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

Prior to this reversal, Orlando requested and the Court ordered a judicial sale of the Land, with the sale subject to encumbrances of record, including the Lease. The sale was a credit sale, with the purchase price due in six months. This sale was held on July 24, 1996. At a confirmation hearing in August 1996, the Court ordered the Land to be sold to Orlando. The Court further ordered that Orlando was to become the landlord under the Lease. Because of this reversal and the refusal of the Tennessee Supreme Court to hear an appeal from Orlando, NLC asked the Chancery Court to return ownership of the Land to it, which would result in it again becoming the landlord under the Lease. The Court heard argument regarding NLC's request on September 11, 1997, and later ruled against NLC. Thus, Orlando continues to be the owner of the Land and the Partnership's landlord under the Lease. NLC may appeal this ruling for Orlando.

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

In February 1996, the Court granted a motion filed by 2300 and NLC for partial summary judgement, ruling that the Partnership had breached the SF Settlement. The action will continue to determine damages and other issues. Trial had been set for February 9, 1998, but was continued to December 7, 1998. The Partnership does not believe it breached the SF Settlement and will appeal this ruling at an appropriate time. However, no assurance can be given that its appeal will be successful. In any event, the Partnership does not believe that any damages it might ultimately be required to pay in this action will have a material adverse effect on the Partnership.

In late October 1997, 2300 and NLC filed a motion for an injunction to prohibit GSI from distributing proceeds from the sale of the Residence Inns owned by GSI, pending a final judgement in this case. A hearing on this motion was held in February 1998 and the Court enjoined the Partnership from conveying, transferring, distributing or otherwise disposing of its cash to any extent which would leave less than $5 million available for payment of any judgment obtained by 2300 and NLC.

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

In May 1996, the Partnership obtained a temporary injunction staying NLC from undertaking any efforts to exercise any remedies pursuant to the Wrap Note or the Lease. NLC and 2300 filed an answer in June, together with a counterclaim against the Partnership. NLC and 2300 claimed damages from the Partnership and asked the Court to permit acceleration of the Wrap Note and termination of the Lease. In July 1996, the Partnership filed a motion for summary judgment in this case, asking that the Court award the relief sought by it and that the Court dismiss the counterclaim of NLC and 2300. At a hearing on this motion held in August 1996 the Court granted the Partnership's motion. The defendants have appealed all judgments for the Partnership in this case. The Partnership and the defendants have agreed on an attorneys' fee award to the Partnership of $60,000, but no payment is expected until the defendants' appeal is resolved. Both parties have filed briefs with the appellate court and oral argument is to be held in July 1998.

In late March 1998, the Partnership filed a motion for permission to interplead approximately $2 million with respect to which claims have been made by NLC and the lenders under the Senior Mortgage and an order staying any enforcement of such lender's security interest pending decision of such claims.

Metric Realty et al vs. Kenneth E. Nelson and Nashville Lodging Co., San Francisco County Superior Court, Case No. 987134 (the "Declaratory Relief Action").

Kenneth E. Nelson and Nashville Lodging Co. vs. Metric Realty et al., Chancery Court for Davidson County in Nashville, Tennessee, Case No. 97-2189-III (the "Inducement Action").

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

As to the Declaratory Relief Action, the defendants filed motions to quash service of process, to stay the case and to transfer it to Tennessee, which motions were denied by the Court on September 15, 1997. In November 1997, the plaintiffs determined to dismiss this action without prejudice.

As to the Inducement Action, the Inducement Action Defendants removed the lawsuit from the Chancery Court to the U.S. District Court for Tennessee on July 25, 1997. On August 11, 1997, Nelson asked the Court to remand this action to the Chancery Court, and on January 28, 1998, the court remanded this action back to Chancery Court. In the Inducement Action, Defendants have filed a motion to dismiss the complaint against the Employees and one of the Affiliates named in the action based on lack of jurisdiction and against the remaining Affiliates based on failure to state a claim. The Chancery Court has not yet taken action on these matters.

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

GSI filed this action on April 25, 1994 to challenge the assessment of a sales and use tax deficiency by the State for the period 1989 through 1993 (the alleged deficiency plus estimated accrued interest totaled $217,000 at June 30,
1997). In general, the claimed deficiency relates primarily to sales tax alleged to be owed in connection with (i) room rental to federal employees, (ii) telephone calls by guests and (iii) food and beverage items used in the Hotel's complimentary breakfast and evening social hour. In February 1997, GSI learned that this case had been dismissed for failure to prosecute by its attorneys. On April 25, 1997, the Court granted the Partnership's motion to reinstate the case and a trial was scheduled for the fourth quarter of 1997. In September 1997, GSI proposed to settle this potential liability by paying approximately $122,000 and agreeing to pay sales tax on complimentary items going forward, which proposal was accepted by the State in late October 1997. GSI paid the agreed amount on November 3, 1997, which completed the settlement of this proceeding.

As discussed in Note 4, the Partnership is currently reviewing its alternatives with regard to the Partnership's remaining Hotel including potentially satisfying all or a portion of the loan, or sale of the asset. These circumstances, as well as (i) the substantial legal fees and costs that have been and are expected to be incurred by the Partnership in connection with the existing lawsuits, (ii) the usual uncertainty of litigation, and (iii) the effect of these lawsuits on the Partnership's present ability to refinance or sell the Hotel, create substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from these uncertainties.

8.    Reconciliation to Income Tax Method of Accounting

The  differences  between the method of accounting  for income tax reporting and the  accrual  method  of  accounting  used in the  financial  statements  are as follows:
                                                            1997           1996            1995
                                                            ----           ----            ----
Net income - financial statements ...................  $ 10,319,000   $     521,000   $  3,344,000
Differences resulted from:
   Gain on sale of property .........................       613,000            --          281,000
   Depreciation .....................................      (683,000)       (137,000)       (95,000)
   Prepayment penalties .............................      (438,000)           --             --
   Amortization of notes payable discount ...........       148,000         135,000        124,000
   Interest .........................................       (23,000)         (6,000)       (17,000)
   Other ............................................       (54,000)        (58,000)      (141,000)
                                                       ------------   -------------   ------------

Net income - income tax method ......................  $  9,882,000   $     455,000   $  3,496,000
                                                       ============   =============   ============

Taxable income per limited partnership assignee unit
 after giving effect to the allocation to the general
 partners ...........................................  $        161   $           3   $         53
                                                       ============   =============   ============

Net assets and liabilities - financial statements ...  $ 29,463,000   $  21,590,000   $ 25,250,000
Cumulative differences resulted from:
   Gain on sale of property .........................       300,000         300,000        300,000
   Depreciation .....................................        90,000         514,000        651,000
   Amortization of notes payable discount ...........          --         2,347,000      2,211,000
   Interest .........................................        76,000      (2,211,000)    (2,205,000)
   Capital account adjustment .......................          --         5,993,000      5,993,000
   Other ............................................        41,000          (6,000)        53,000
                                                       ------------   -------------   ------------

Net assets and liabilities - income tax method ......  $ 29,970,000   $  28,527,000   $ 32,253,000
                                                       ============   =============   ============

9.  Subsequent Events

On January 13, 1998, the Partnership distributed $16,819,000 of the $24,387,000 net sales proceeds to the limited and general partners. On January 29, 1998 a distribution totaling $612,000 and the related partnership management fees was made representing a portion of the fourth quarter 1997 earnings from operations

                                                                                                               SCHEDULE III
                                       METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                                             a California Limited Partnership

                                         REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     December 31, 1997
COLUMN                COLUMN        COLUMN            COLUMN                 COLUMN             COLUMN    COLUMN    COLUMN
     A                   B             C                 D                      E                   F        G         H

                                                      Cost Capitalized
                                         Initial Cost     Subsequent     Gross Amount at Which
                                        to Partnership to Acquisition Carried at Close of Period(1)
                                        -------------- -------------- ----------------------------
                                                                                                 Accumu-    Date
                                             Buildings                        Buildings           lated      of      Date
                                               and                               and            Deprecia-   Con-      of
                             Encum-          Improve- Improve- Carrying        Improve-           tion     struc-   Acqui-
Description                  brances   Land    ments   ments     Costs Land     ments   Total(2) (3)(4)     tion    sition
-----------                  -------   ----    -----   -----     ----- ----     -----   -------- ------     ----    ------
                                                          (Amounts in thousands)
HOTEL:

Residence Inn-Nashville (Airport)
   Nashville, Tennessee.......$8,514        $11,416   $3,018  $(525)           $13,909   $13,909  $5,263      1/85  5/26/89
                              ======        =======   ======  ======           =======   =======  ======



                                                  See accompanying notes.

                                                             29


                                                                                                               SCHEDULE III
                                       METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                                             a California Limited Partnership

                                         REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     December 31, 1996
COLUMN                COLUMN        COLUMN            COLUMN                 COLUMN             COLUMN    COLUMN    COLUMN
     A                   B             C                 D                      E                   F        G         H

                                                     Cost Capitalized
                                         Initial Cost   Subsequent       Gross Amount at Which
                                        to Partnership to Acquisition Carried at Close of Period(1)
                                        -------------- -------------- -----------------------------
                                                                                                 Accumu-    Date
                                             Buildings                        Buildings           lated      of      Date
                                               and                               and            Deprecia-   Con-      of
                             Encum-          Improve- Improve- Carrying        Improve-           tion     struc-   Acqui-
Description                  brances   Land    ments   ments   Costs   Land      ments  Total(2) (3)(4)     tion    sition
-----------                  -------   ----    -----   -----   -----   ----      -----  -------- ------     ----    ------
                                                          (Amounts in thousands)
HOTELS:

Residence Inn-Ontario
   Ontario, California....   $9,000  $3,338 $13,555 $1,316    $(775) $3,185  $14,249   $17,434  $5,550      2/86    4/29/88

Residence Inn-Columbus (East)
   Columbus, Ohio.........    2,654     587   5,277  1,086     (176)    571    6,203     6,774   2,652      1986    6/17/88

Residence Inn-Fort Wayne
   Fort Wayne, Indiana....    2,782     595   5,541    969     (229)    573    6,303     6,876   2,554      1985    6/17/88

Residence Inn-Indianapolis
   Indianapolis, Indiana..    3,228     996   6,128  1,462     (167)    973    7,446     8,419   3,092      1984    6/17/88

Residence Inn-Lexington                                                                                    11/85 &
   Lexington, Kentucky....    3,139     799   6,114  1,339      (92)    787    7,373     8,160   2,892      3/86    6/17/88

Residence Inn-Louisville
   Louisville, Kentucky...    3,624   1,093   6,880  1,419     (164)  1,070    8,158     9,228   3,476      1984    6/17/88

Residence Inn-Winston-Salem
   Winston-Salem,
   North Carolina.........    3,183     669   6,341  1,150     (132)    657    7,371     8,028   3,032      1986    6/17/88

Residence Inn-Nashville (Airport)
   Nashville, Tennessee...    8,647       -  11,416  2,590     (525)      -   13,481    13,481   4,747      1/85    5/26/89

Residence Inn-Altamonte Springs
 Altamonte Springs,                                                                                        1985 &
   Florida................    6,261   1,594   9,862     950    (350)  1,542   10,514    12,056   3,830      1988    3/16/90
                            ------- ------- ------- -------  ------- ------  -------   ------- -------

TOTAL.....................  $42,518  $9,671 $71,114 $12,281 $(2,610) $9,358  $81,098   $90,456 $31,825
                            =======  ====== ======= =======  ======= ======  =======   ======= =======


                                                See accompanying notes.

                                                          30

                                                                    SCHEDULE III


                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        A California Limited Partnership

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

NOTES:
(1) The aggregate costs for Federal income tax purposes are $13,985,000 and $90,733,000 as of December 31, 1997 and December 31, 1996, respectively.


(2)   Balance, January, 1, 1995....................................$ 96,213,000
      Cost of property and improvements sold....................... (10,491,000)
      Capital improvements.........................................   2,163,000
                                                                   ------------

      Balance, December 31, 1995...................................  87,885,000
      Capital improvements.........................................   2,571,000
                                                                   ------------

      Balance, December 31, 1996...................................  90,456,000
      Cost of properties and improvements sold..................... (78,797,000)
      Capital improvements.........................................   2,250,000
                                                                   ------------

      Balance, December 31, 1997..................................$  13,909,000
                                                                   ============

(3)   Balance, January, 1, 1995...................................$  28,008,000
      Accumulated depreciation on property and improvements sold...  (2,533,000)
      Additions charged to expense.................................   3,460,000
                                                                   ------------

      Balance, December 31, 1995...................................  28,935,000
      Additions charged to expense.................................   2,890,000
                                                                     ----------

      Balance, December 31, 1996...................................  31,825,000
      Accumulated depreciation on properties and improvements sold  (28,297,000)
      Additions charged to expense................................    1,735,000
                                                                   ------------
      Balance, December 31, 1997..................................$   5,263,000
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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. For informational purposes only, the following are the names and additional information relating to the directors and executive officers of SSR Realty Advisors, Inc. ("SSR Realty"), the managing partner of Metric Realty, the managing general partner of the Partnership.

      (a)  Directors

Thomas P. Lydon, Jr.
Director, President and Chief Executive Officer, SSR Realty

Mr. Lydon age 49, has been President and Chief Executive Officer of SSR Realty, or one of its predecessor companies since February 1995. Prior to joining SSR Realty Advisors, Inc., Mr. Lydon was from April 1992, an Executive Vice President of MBL Life Assurance Corporation ("MBL") (formerly Mutual Benefit Life Insurance Company) chosen by the New Jersey Department of Insurance to oversee and reorganize the real estate investment division of MBL. Mr. Lydon's experience before joining MBL included serving as Executive Vice President and Principal of Manhattan Capital Realty Corporation, an investment banking firm, from 1990 to 1992; as Senior Vice President of Unicorp American Corporation, a real estate and banking firm, from 1985 to 1990; as Partner and Executive Vice President of New York Urban Servicing Co., Inc., and as Vice President of Chase Manhattan Bank, N.A. Mr. Lydon graduated from Syracuse University with a Bachelor's Degree in Business Administration in 1970.

Ralph F. Verni
Chairman of the Board, SSR Realty

Mr. Verni, age 55, was elected to his position with a predecessor of SSR Realty in March 1993. He joined State Street Research and Management Company ("State Street Research"), a subsidiary of Metropolitan Life Insurance Company
("MetLife"), in 1992 as Chairman and Chief Executive Officer and became President in January 1993. He also serves as Director, President and CEO of SSRM Holdings, Inc., a wholly-owned subsidiary of MetLife which in turn serves as a holding company for several of MetLife's investment management subsidiaries. He is a trustee of 11 registered investment companies in the State Street Research Fund complex which are managed by State Street Research or an affiliate. Mr. Verni is a member of the Board of Directors of the CML Group, Inc., a publicly-traded company. In addition, Mr. Verni is a member of the Advisory Committee for the MIT Center for Real Estate Development, the Colgate University Board of Trustees and its Finance Committee, and the Advisory Committee of Commonwealth Capital Ventures, L.P. Prior to joining State Street Research, Mr. Verni was President and Chief Executive Officer of New England Investment Companies, a holding company for the real estate, investment management, and broker/dealer subsidiaries of New England Mutual Life Insurance Company ("The New England"), and was also the Chief Investment Officer and a director of The New England. Prior to joining The New England in 1982, Mr Verni spent 16 years with The Equitable Life Assurance Company in senior investment management positions. He holds a Bachelor's Degree from Colgate University and a Master's Degree in Business Administration from Columbia University.

Gerard P. Maus
Director, SSR Realty

Mr. Maus, age 46, was elected as a director of a predecessor company of SSR Realty in March 1993. He joined State Street Research as Executive Vice President, Chief Financial Officer and Chief Administrative Officer in February 1993. Prior to joining State Street, Mr. Maus served since 1983 as a financial officer of New England and its subsidiary, New England Investment Companies ("NEIC"), most recently as Executive Vice President and Chief Financial Officer of NEIC from 1990 to January 1993. Prior to holding these positions, Mr. Maus held financial positions with Bank of New England, Coopers & Lybrand, and Liberty Mutual Life Insurance Company. He received a Bachelor of Arts Degree in Business Administration from Rutgers University in 1973 and is a Certified Public Accountant.

      (b)  Executive Officers

William A. Finelli
Managing Director and Chief Financial Officer, SSR Realty

Mr. Finelli, age 40, has been Managing Director, and Vice President, Chief Financial Officer and Treasurer of SSR Realty or one of its predecessor companies since August 1995. He is responsible for overseeing the day to day activity of the accounting, finance, technology and valuation areas of the company. Before he joined SSR Realty, Mr. Finelli served from November 1983 as a financial executive of MBL. His last position with MBL was Vice President - Real Estate Accounting. Prior to his years at MBL, Mr. Finelli was with Ernst & Young, a public accounting firm. Mr. Finelli graduated from Rutgers University with a Bachelor's Degree in Accounting in 1979 and is a certified public accountant.

Herman H. Howerton
Managing Director and General Counsel, SSR Realty

Mr. Howerton, age 54, has served as General Counsel with SSR Realty or its predecessor companies since 1988. From 1984 to 1988, he was employed by Fox Capital Management Corporation ("FCMC") in various legal positions. He was employed by Cushman & Wakefield in commercial leasing from 1983 to 1984. Prior to that, from 1972 to 1982, Mr. Howerton held various positions with Itel Corporation, including those of Vice President-Administration and Vice President, General Counsel and Secretary. He received a Bachelor of Arts Degree from California State University at Fresno in 1965 and a Juris Doctorate Degree from Harvard Law School in 1968. He is a member of the State Bar of California and a licensed California real estate broker.

Ronald E. Zuzack
Managing Director, Multi-Housing Operating Company, SSR Realty

Mr. Zuzack, age 54, has been in charge of the Multi-Housing Operating Company of SSR Realty since its organization in April 1997, and was in charge of Portfolio Services for certain predecessor companies since March 1988. From 1981 to 1988, he was employed by FCMC in various portfolio management positions. Prior to 1981 he was employed by Union Bank as Vice President/Manager Real Estate, Sacramento Region, and acted as Vice President, Development and Property Management while employed by Inter-Cal Real Estate Corporation. He received his Bachelor of Science Degree and Master's Degree in Business Administration from the University of Missouri.

Item 11.  Executive Compensation.

The Partnership does not pay or employ any directors or officers. Compensation to the directors and officers of SSR Realty, the managing partner of Metric Realty (the managing general partner of the Partnership), is paid by SSR Realty or its affiliates and is not related to the results of the Partnership.

The Partnership has not established any plans pursuant to which plan or non-plan compensation has been paid or distributed during the last fiscal year or is proposed to be paid or distributed in the future, nor has the Partnership issued or established any options or rights relating to the acquisition of its securities or any plan relating to such options or rights. However, SSR Realty is expected to receive certain allocations, distributions and other amounts pursuant to the Partnership's limited partnership agreement. In addition, included in the expense reimbursements made to such general partner or affiliates by the Partnership is an allocation for a portion of the compensation (including employee benefit plans) paid to personnel rendering asset management services to the Partnership.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

There is no person known to the Partnership who owns beneficially or of record more than five percent of the voting securities of the Partnership. Neither the Partnership's managing general partner nor affiliates of the Partnership's managing general partner have contributed capital to the Partnership.

The Partnership is a limited partnership and has no officers or directors. The managing general partner has discretionary control over most of the decisions made by or for the Partnership in accordance with the terms of the Partnership Agreement. Each of the directors and officers of the managing partner of the Partnership's managing general partner, and all of these individuals as a group, own less than one percent of the Partnership's voting securities.

There are no arrangements known to the Partnership, the operations of which may, at a subsequent date, result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.

None; except that the Partnership in 1997 paid and in 1998 will pay fees and expense reimbursements to Metric Realty for services provided to the Partnership. See the Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933, which is incorporated by reference herein, and Note 2 to the Financial Statements in Item 8. All of the individuals listed in Item 10 above are officers and employees of and receive compensation from SSR Realty or an affiliate.

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

(b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this Report other than the letter from the Registrant to investors dated December 26, 1997 filed on Form 8-K on December 30, 1997. Subsequent to the close of the quarter, on January 13, 1998 the Registrant filed a report on Form 8-K including the letter from the Registrant to investors dated January 13, 1998. On January 14, 1998 a report was filed on Form 8-K reporting the sale of eight of the Partnership's hotels.

(b) Financial Statement Schedules, if required by Regulation S-K, are included in Item 8.

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

                              REGISTRANT

                              METRIC PARTNERS GROWTH SUITE INVESTORS, L.P., a California Limited Partnership

                                             By:   Metric Realty,
                                                   an Illinois general
                                                   partnership,
                                                   its Managing General Partner

                                             By:   SSR Realty Advisors, Inc.,
                                                   a Delaware corporation,
                                                   its Managing General Partner


                                             By:   /s/ Thomas P. Lydon, Jr.
                                                   -----------------------------
                                                   Thomas P. Lydon, Jr.
                                                   President and Chief Executive
                                                   Officer, SSR Realty Advisors,
                                                   Inc.

                                             Date: March 30, 1998
                                                   -----------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By: /s/ William A. Finelli                   By: /s/ Ralph F. Verni
    --------------------------------------       -------------------------------
    William A. Finelli                           Ralph F. Verni
    Managing Director and Chief Financial        Chairman of the Board,
    Officer, SSR Realty Advisors, Inc.           SSR Realty Advisors, Inc.



    By: /s/ Gerard P. Maus                   By: /s/ Thomas P. Lydon, Jr.
        ----------------------------------       -------------------------------
        Gerard P. Maus                           Thomas P. Lydon
        Director, SSR Realty Advisors, Inc.      Director, SSR Realty Advisors,
                                                 Inc.



Date:   March 30, 1998
        ----------------------------------