Form 10-Q
period 1998-03-31
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 1998-05-15
CIK 800730

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________


         Commission file number 0-17660


                                 METRIC PARTNERS

                          GROWTH SUITE INVESTORS, L.P.,

                        a California Limited Partnership
             (Exact name of Registrant as specified in its charter)



                CALIFORNIA                                94-3050708
------------------------------------------  ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

           One California Street
         San Francisco, California                       94111-5415
-----------------------------------------   ------------------------------------
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

                                            BALANCE SHEETS (UNAUDITED)



                                                   March 31,      December 31,
                                                     1998             1997
                                                     ----             ----


ASSETS

Cash And Cash Equivalents                       $ 13,130,000     $ 27,051,000
Cash In Escrow                                          --         19,214,000
Cash Investments                                        --          3,888,000
Restricted Cash                                      339,000          335,000
Accounts Receivable                                1,062,000        1,295,000
Prepaid Expenses And Other Assets                     86,000          178,000

Properties And Improvements                       13,922,000       13,909,000
Accumulated Depreciation                          (5,393,000)      (5,263,000)
                                                ------------     ------------

Net Properties And Improvements                    8,529,000        8,646,000

Deferred Franchise Fees                               28,000           29,000
                                                ------------     ------------

TOTAL ASSETS                                    $ 23,174,000     $ 60,636,000
                                                ============     ============

LIABILITIES AND PARTNERS' EQUITY

Accounts Payable                                $    909,000     $  1,542,000
Accrued Property Taxes                                27,000          116,000
Accrued Interest                                     161,000          307,000
Accrued Prepayment Penalties                            --            438,000
Other Liabilities                                  1,398,000        1,487,000
Deferred Gain On Sale Of Property                    300,000          300,000
Notes Payable                                      8,479,000       26,983,000
                                                ------------     ------------

TOTAL LIABILITIES                                 11,274,000       31,173,000
                                                ------------     ------------

PARTNERS' EQUITY (DEFICIENCY):
 GENERAL PARTNERS                                       --            348,000
 LIMITED PARTNERS (59,932 Units outstanding)      11,900,000       29,115,000
                                                ------------     ------------

TOTAL PARTNERS' EQUITY                            11,900,000       29,463,000
                                                ------------     ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY          $ 23,174,000     $ 60,636,000
                                                ============     ============

                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                    For the Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                       1998              1997
                                                       ----              ----

REVENUES:

Hotel operations                                   $ 1,008,000       $ 5,712,000
Interest and other                                     202,000           102,000
                                                   -----------       -----------

Total revenues                                       1,210,000         5,814,000
                                                   -----------       -----------

EXPENSES:

Hotel operations:
   Rooms                                               205,000         1,162,000
   Administrative                                      128,000           685,000
   Marketing                                           110,000           636,000
   Energy                                               58,000           336,000
   Repair and maintenance                               43,000           313,000
   Management fees                                      33,000           220,000
   Property taxes                                       27,000           154,000
   Other                                                70,000           223,000
                                                   -----------       -----------
Total hotel operations                                 674,000         3,729,000
Depreciation and other amortization                    131,000           752,000
Interest                                               219,000         1,083,000
General and administrative                             320,000           172,000
                                                   -----------       -----------

Total expenses                                       1,344,000         5,736,000
                                                   -----------       -----------

NET INCOME (LOSS)                                  $  (134,000)      $    78,000
                                                   ===========       ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP ASSIGNEE UNIT                        $        (2)      $         1
                                                   ===========       ===========

CASH DISTRIBUTIONS PER LIMITED
  PARTNERSHIP ASSIGNEE UNIT                        $       285       $        10
                                                   ===========       ===========



                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                   STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
               For the Three Months Ended March 31, 1998 and 1997



                                     General         Limited
                                     Partner         Partners          Total
                                     -------         --------          -----

Balance, January 1, 1998         $    348,000     $ 29,115,000     $ 29,463,000
Net Income (Loss)                        --           (134,000)        (134,000)
Cash Distributions                   (348,000)     (17,081,000)     (17,429,000)
                                 ------------     ------------     ------------

Balance, March 31, 1998          $       --       $ 11,900,000     $ 11,900,000
                                 ============     ============     ============


Balance, January 1, 1997         $     59,000     $ 21,531,000     $ 21,590,000
Net Income (Loss)                      12,000           66,000           78,000
Cash Distributions                    (12,000)        (599,000)        (611,000)
                                 ------------     ------------     ------------

Balance, March 31, 1997          $     59,000     $ 20,998,000     $ 21,057,000
                                 ============     ============     ============

                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                     For the Three Months Ended
                                                              March 31,

                                                        1998             1997
                                                        ----             ----

OPERATING ACTIVITIES
Net Income (Loss)                                  $   (134,000)   $     78,000
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Depreciation and amortization                        131,000         801,000
  Changes in operating assets and liabilities:
    Accounts receivable                               233,000         151,000
    Prepaid expenses and other assets                  92,000          72,000
    Accounts payable, accrued expenses, and
    other liabilities                                (1,307,000)       (196,000)
                                                   ------------    ------------
Net cash provided (used) by operating activities       (985,000)        906,000
                                                   ------------    ------------


INVESTING ACTIVITIES
Cash in Escrow                                       19,214,000            --
Proceeds from sale of cash investments                3,888,000       3,893,000
Capital improvements                                   (101,000)       (290,000)
Restricted cash - increase                               (4,000)        (14,000)
                                                   ------------    ------------
Net cash provided by investing activities            22,997,000       3,589,000
                                                   ------------    ------------


FINANCING ACTIVITIES
Notes payable principal payments                    (18,504,000)        (90,000)
Cash distribution to partners                       (17,429,000)       (611,000)
                                                   ------------    ------------
Cash used by financing activities                   (35,933,000)       (701,000)
                                                   ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (13,921,000)      3,794,000
Cash and cash equivalents at beginning of period     27,051,000       3,436,000
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 13,130,000    $  7,230,000
                                                   ============    ============


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash during the period            $    365,000    $  1,024,000
                                                   =============   ============

      SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Accrued capital improvements paid                  $     88,000    $       --
                                                   =============   ============



                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    Reference to 1997 Audited Financial Statements

      These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 1997 audited financial statements.

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

2.    Transactions with the Managing General Partner and Affiliates

      In accordance with the Partnership Agreement, the Partnership is charged by the Managing General Partner and affiliates for services provided to the Partnership. The amounts are as follows:

                                            For the Three Months Ended
                                                    March 31,
                                                    ---------

                                                1998           1997
                                                ----           ----

Partnership management fees                   $ 53,000       $ 53,000
Reimbursement of administrative expense         53,000         75,000
                                              --------       --------

Total                                         $106,000       $128,000
                                              ========       ========

3.    Net Income (Loss) Per Limited Partnership Assignee Unit

      The net income (loss) per limited partnership assignee Unit is computed by dividing the net income (loss) allocated to the limited partners by 59,932 assignee Units outstanding.

4.    Cash Investments

      The Partnership considers cash investments to be those investments with an original maturity date of more than three months at the time of purchase. There were no cash investments at March 31, 1998.

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

6.    Note Payable

      The balloon mortgage payment for the Residence Inn - Nashville, totaling approximately $8.5 million, became due on April 1, 1998. The Partnership has been unable to negotiate an extension of the loan with the lender, and is currently in default. The Partnership has made the regular monthly debt service payments on April 1, 1998 and May 1, 1998. If the Partnership were to pay the loan in full, it would have to seek permission from the Court to use a portion of the $5 million that the Court restricted (see Part II, Item I). The Partnership has, however, received an unsolicited offer from an unaffiliated third party to purchase the hotel. A letter of intent between this party and GSI has been executed and the terms of a defined sale contract are currently being negotiated with the prospective buyer. The lender has been notified of the offer and GSI has requested that pursuit by the lender of its remedies for GSI's non-payment of the loan balance be delayed pending outcome of the negotiations for the potential sale of the property.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Item should be read in conjunction with Financial Statements and other Items contained elsewhere in this Report.

Properties

A description of the property in which the Partnership has an ownership interest, along with the occupancy and room rate data, follows:

                                      OCCUPANCY AND ROOM RATE SUMMARY



                                                                         Average                Average
                                                                        Occupancy                Daily
                                                                           Rate                Room Rate
                                                                            (%)                   (%)
                                                                        ---------              ---------
                                                                          Three                  Three
                                                                         Months                 Months
                                                        Date              Ended                  Ended
                                                         of             March 31,              March 31,
           Name and Location                Rooms     Purchase       1998      1997        1998        1997
           -----------------                -----     --------       ----      ----        ----        ----
Residence Inn - Ontario 1                    200        04/88        N/A         76        N/A         79.09
Ontario, California
Residence Inn - Fort Wayne 1                  80        06/88        N/A         73        N/A         66.65
Fort Wayne, Indiana
Residence Inn - Columbus (East) 1             80        06/88        N/A         86        N/A         69.74
Columbus, Ohio
Residence Inn - Indianapolis (North) 1        88        06/88        N/A         73        N/A         73.11
Indianapolis, Indiana
Residence Inn - Lexington 1                   80        06/88        N/A         87        N/A         70.06
Lexington, Kentucky
Residence Inn - Louisville 1                  96        06/88        N/A         86        N/A         86.47
Louisville, Kentucky
Residence Inn - Winston-Salem 1               88        06/88        N/A         77        N/A         79.13
Winston-Salem, North Carolina
Residence Inn - Nashville (Airport)          168        05/89         82         68        79.57       82.16
Nashville, Tennessee
Residence Inn - Altamonte Springs 1          128        03/90        N/A         93        N/A         93.84
Altamonte Springs, Florida


1) Sold in December 1997.

Results of Operations

During the first quarter of 1998, The Partnership had a net loss of $134,000 compared to net income of $78,000 for the first quarter of 1997. The change is due to the sale of eight hotels on December 30, 1997. The remaining hotel experienced improved operations that were partially offset by an increase in the Partnership's administrative expenses.

Revenues and expenses from hotel operations decreased substantially in the first quarter of 1998 when compared to 1997 due to the sale of eight hotels in late 1997. Revenues from the Partnership's remaining hotel, the Residence Inn Nashville, increased by 16% in 1998 compared to 1997 as a result of an increase in occupancy which was only partially offset by a decline in room rates. The operating expenses at the Residence Inn - Nashville remained constant for the two years as an increase in administrative costs was offset by decreases in repair and maintenance, energy and property tax costs.

Depreciation and interest expense decreased in the first quarter of 1998 compared to 1997 also as a result of the previously mentioned sale. Interest income increased due to higher cash balances resulting from sales proceeds. The Partnership's general and administrative expenses increased in the first quarter of 1998 primarily due to an increase in legal costs.

The following discussion provides information concerning the operations of the Partnership's single remaining hotel:

Residence Inn - Nashville: Operating results were positive and substantially improved over the same period of last year. While the average daily room rate declined from $82.16 in the first quarter of 1997 to $79.57 for the first quarter of 1998, occupancy increased by 14%, to 82%.

The Nashville Airport hotel market weakened during the quarter. Opryland theme park, which had been a steady source of patronage for the Partnership's hotel, closed in January 1998 to undergo significant renovation. The first of five incremental openings is scheduled for the spring of 2000, for what will ultimately be a 1.1 million square foot complex combining numerous theme restaurants, more than 200 retail shops, and an entertainment corridor. Additionally, patronage was down at the Opryland Convention Center, which has traditionally provided overflow traffic to the Partnership's hotel. In order to combat the soft market, the Partnership's hotel has combined marketing efforts with the other hotels of the Nashville Airport Hospitality Association in an effort to increase traffic from the leisure market. The new campaign involves a vacation package including a stay at the guest's hotel of choice and admission to two Nashville attractions. Direct sales efforts continue to focus on establishing new business and expanding top accounts. An increase in US Government per diem rates has made the Partnership's hotel more affordable to this sector, creating a substantial increase in government business. Staff is also focusing on attracting business from weekend sporting events, a new market for the hotel. Capital expenditures during the quarter included the addition of new sidewalks and repair of existing sidewalks, and repainting the pool deck.

Partnership Liquidity and Capital Resources

First Quarter of 1998

As presented in the Statement of Cash Flows, cash was used by operating activities. Cash was provided by investing activities from sale proceeds previously held in escrow and proceeds from sale of cash investments and was used for capital improvements. Cash was used by financing activities for distributions to partners and principal payments on notes payable.

The results of project operations before capital improvements for the quarter ended March 31, 1998 and 1997 (as shown in the tables on pages 11 and 12) are determined by net income or loss adjusted for non-cash items such as depreciation and amortization and reduced by principal payments made on the notes payable. The project operations before capital improvements is an indication of the operational performance of the property. During the first quarter of 1998, the Partnership's remaining hotel generated positive project operations before deduction for capital improvements. The Partnership, after taking into account results of project operations before capital improvements, interest income, and general and administrative expenses, on an accrual basis, experienced negative results from operations for the period. Project operations should not be considered as an alternative to net income or loss (as presented in the financial statements), as an indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. The project operations after capital improvements for any given period may not be indicative of the property's general performance as capital improvements are likely to be made in large amounts associated with renovation programs.

In the first quarter of 1998, the Partnership spent $13,000 on capital improvements at the Residence Inn - Nashville. In the remainder of 1998, the Partnership anticipates spending approximately $200,000 on capital improvements, which are necessary to keep the property competitive in its market and are required under the agreement with Marriott.

In accordance with, and as is customary in the management of hotels, a percentage of revenues is placed in capital replacement funds. The capital replacement funds are used to fund on-going capital improvements as well as room or other major renovation programs. The capital replacement funds are being held in a separate interest-bearing account with additions made monthly based on revenues and expenditures which are based on the capital expenditure budget, as approved by the Partnership. To the extent not available from the property's capital replacement fund, a capital improvement or renovation may be funded from the Partnership's working capital reserve.

In January 1998, the Partnership made two distributions to its general and limited partners, one totaling $16,818,000, representing a portion of the net sales proceeds, and another one totaling $612,000 representing a distribution from 1997 operations. Additionally, in April 1998 the Partnership made a distribution totaling $211,000 in order to comply with certain states' tax withholding requirements. With respect to the use of cash, the Partnership is under certain obligations and/or restrictions. In addition to the $5 million restriction imposed by the Court (as discussed in Part II, Item I), the Partnership was required by the purchaser of the eight hotels sold on December 31, 1997, under the terms of the sales contract, not to distribute $7.5 million of the sales proceeds for a period of one year, which amount represents the maximum possible liability of the Partnership for any breach of the sales agreement. There are no known contingencies with respect to potential claims that could be brought against the Partnership. The $7.5 million is not restricted from any other potential use by the Partnership, including the payment of the outstanding balance due on the Residence Inn Nashville loan (see below).

The balloon mortgage payment for the Residence Inn - Nashville, totaling approximately $8.5 million, became due on April 1, 1998. The Partnership has been unable to negotiate an extension of the loan with the lender, and is currently in default. If the Partnership were to pay the loan in full, it would have to seek permission from the Court to use a portion of the $5 million that the Court restricted (see Part II, Item I). The Partnership has, however, received an unsolicited offer from an unaffiliated third party to purchase the hotel. A letter of intent between this party and GSI has been executed and the terms of a defined sale contract are currently being negotiated with the prospective buyer. The lender has been notified of the offer and GSI has requested that foreclosure proceedings be delayed pending outcome of the negotiations for the potential sale of the property.

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

At the beginning of 1998 the suspension of resale transactions was removed. Through May 10, 1998, the Partnership's Transfer Agent processed resale transactions representing approximately 4.1% of the total number of outstanding Units. Should resale transactions representing 4.9% of the total number of outstanding Units be reached, the General Partner will again suspend processing of these transactions. In this event investors will be notified promptly.

Conclusion

The Partnership established an estimated value for the assignee Units in the Partnership as of December 31, 1997. An appraisal of the remaining hotel was commissioned and undertaken by a firm which is a recognized appraiser and consultant to the hotel industry. The primary methodology employed in the appraisal used in the evaluation, which was selected by the appraiser and not pursuant to any instructions from the Partnership, was the income approach to value utilizing a discounted cash flow analysis. In conjunction with the preparation of the appraisal, a discount rate was determined by the appraiser based on several relevant factors, including, but not limited to, the current investment climate for hotel properties, local hotel market and economic conditions, comparisons of occupancy and room rates with prevailing market rates for similar properties and the status of the hotel's management contract. The Partnership believes that the assumptions utilized in the process were not unreasonable. The value of the property as determined by the appraisal process, in combination with the book value of other Partnership assets and liabilities as of December 31, 1997, and after deducting the distributions made on January 13 and 29, 1998, resulted in an estimated net asset value of each assignee Unit of $239. (The estimated net asset value does not take into account any distributions that the General Partners may be obligated to return to the Partnership prior to liquidation of the Partnership. See Note 2 to the 1997 audited financial statements.) As of December 31, 1996, the value of the properties as determined by the appraisal process, in combination with the book value of other Partnership assets resulted in an estimated net asset value of each assignee unit of $503. The change in value from $503 as of December 31, 1996 to $239 was primarily due to the distribution of a portion of the proceeds from the sale of the eight Residence Inns in the amount of $275 per assignee Unit. It should be noted that appraised values represent the opinion of the appraisal firm as of the date of the appraisals and are based on market conditions at the time of the appraisals and on assumptions concerning future circumstances which may or may not be accurate.

This valuation is an estimate of the assignee Unit value only which has been made as of December 31, 1997 based on the methodology described herein and does not represent a market value. There can be no assurance that the sales of the remaining assets in the current market or at any time in the future would yield net proceeds which on a per assignee Unit basis would be equal to or greater than the estimated value. Further, there can be no assurance that sales of assignee Units now or in the future would yield net proceeds equal to or greater than this value. The assignee Units are illiquid and there is no formal liquid market where they are regularly traded. However, the Partnership is aware that some resales have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any time period and occur at a price negotiated between buyer and seller. The Partnership has no knowledge concerning how a particular price may be determined. A total of 325 resale transactions were recorded on the books of the Transfer Agent between January 1, 1997 and February 26, 1997 (at which time the Partnership suspended trading- see above), reflecting prices ranging from $191 to $466 per Unit, with a simple average price (not weighted) of $283. A total of 255 resale transactions have been recorded on the books of the Transfer Agent between January 1, 1998 and April 1, 1998 reflecting prices ranging from $112 and $417 per Unit, with a simple average price (not weighted) of $306. The Partnership's knowledge of these transactions is based solely on the books and records of its Transfer Agent.

Cash distributions from Partnership operations to investors throughout 1997 were made at an annualized rate of 4%. Future distributions will be dependent on the operations of the Partnership's remaining hotel, the Residence Inn Nashville, general and administrative expenses and interest income, as well as the outcome of legal proceedings relating to this hotel. As discussed in Part II, Item 1, there is substantial doubt regarding the Partnership's ability to continue as a going concern.


                                       METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                             a California Limited Partnership


                                       Project Operations of the Residence Inns for
                                           the Three Months Ended March 31, 1998
                                                          (000's)
                                                                                     Sold
                                            Partnership         Nashville            Hotels           Total
                                            -----------         ---------            ------           -----
REVENUES:
Hotel operations:
  Rooms                                              $0              $960                $0              $960
  Telephone and other                                 0                48                 0                48
                                        ----------------  ----------------  ----------------  ----------------
Hotel operations                                      0             1,008                 0             1,008
Interest and other                                  202                 0                 0               202
                                        ----------------  ----------------  ----------------  ----------------
Total revenues                                      202             1,008                 0             1,210
                                        ----------------  ----------------  ----------------  ----------------

EXPENSES:
Hotel operations:
  Rooms                                               0               205                 0               205
  Administrative                                      0               147               (19)              128
  Marketing                                           0               110                 0               110
  Energy                                              0                58                 0                58
  Repair and maintenance                              0                43                 0                43
  Management fees                                     0                30                 3                33
  Property taxes                                      0                27                 0                27
  Other                                               0                70                 0                70
                                        ----------------  ----------------  ----------------  ----------------
Hotel operations                                      0               690               (16)              674
Depreciation and other
  amortization                                        0               131                 0               131
Interest                                              0               213                 6               219
General and administrative                          320                 0                 0               320
                                        ----------------  ----------------  ----------------  ----------------
Total expenses                                      320             1,034               (10)            1,344
                                        ----------------  ----------------  ----------------  ----------------
NET INCOME(LOSS)                                   (118)              (26)               10              (134)

Plus non-cash items - net                             0               131                 0               131
Less notes payable
  principal payments                                  0                35                 0                35
                                        ----------------  ----------------  ----------------  ----------------
Project operations                                 (118)               70                10               (38)

Capital Improvements                                  0                13                 0                13
                                        ----------------  ----------------  ----------------  ----------------
Project operations after
  capital improvements                            ($118)              $57               $10              ($51)
                                        ================  ================  ================  ================

Occupancy                                           N/A               82%            N/A                  82%
ADR                                                 N/A            $79.57            N/A               $79.57

                                       METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                             a California Limited Partnership


                                       Project Operations of the Residence Inns for
                                            the Three Months Ended March 31, 1997
                                                            (000's)
                                                                                    Sold
                                            Partnership         Nashville           Hotels           Total
                                            -----------         ---------           ------           -----
REVENUES:
Hotel operations:
  Rooms                                              $0              $816            $4,605            $5,421
  Telephone and other                                 0                51               240               291
                                        ----------------  ----------------  ----------------  ----------------
Hotel operations                                      0               867             4,845             5,712
Interest and other                                  102                 0                 0               102
                                        ----------------  ----------------  ----------------  ----------------
Total revenues                                      102               867             4,845             5,814
                                        ----------------  ----------------  ----------------  ----------------

EXPENSES:
Hotel operations:
  Rooms                                               0               201               961             1,162
  Administrative                                      0               109               576               685
  Marketing                                           0               113               523               636
  Energy                                              0                67               269               336
  Repair and maintenance                              0                60               253               313
  Management fees                                     0                26               194               220
  Property taxes                                      0                40               114               154
  Other                                               0                75               148               223
                                        ----------------  ----------------  ----------------  ----------------
Hotel operations                                      0               691             3,038             3,729
Depreciation and other
  amortization                                        0               126               626               752
Interest                                              0               215               868             1,083
General and administrative                          172                 0                 0               172
                                        ----------------  ----------------  ----------------  ----------------
Total expenses                                      172             1,032             4,532             5,736
                                        ----------------  ----------------  ----------------  ----------------
NET INCOME(LOSS)                                    (70)             (165)              313                78

Plus non-cash items - net                             0               126               675               801
Less notes payable
  principal payments                                  0                32                58                90
                                        ----------------  ----------------  ----------------  ----------------
Project operations                                  (70)              (71)              930               789

Capital Improvements                                  0               129               161               290
                                        ----------------  ----------------  ----------------  ----------------
Project operations after
  capital improvements                             ($70)            ($200)             $769              $499
                                        ================  ================  ================  ================

Occupancy                                           N/A                68%               81%               79%
ADR                                                 N/A             $82.16            $79.06            $79.50

                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings.

Metric Partners Growth Suite Investors, L.P. vs. Kenneth E. Nelson, The Nelson Group, et al., San Francisco County Superior Court, Case No. 928065 (the "SF Lawsuit"). [The lawsuits described below are related. Terms defined in the description of one case may be used in the description of the other cases.]

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

Prior to this reversal, Orlando requested and the Court ordered a judicial sale of the Land, with the sale subject to encumbrances of record, including the Lease. The sale was a credit sale, with the purchase price due in six months. This sale was held on July 24, 1996. At a confirmation hearing in August 1996, the Court ordered the Land to be sold to Orlando. The Court further ordered that Orlando was to become the landlord under the Lease. Because of this reversal and the refusal of the Tennessee Supreme Court to hear an appeal from Orlando, NLC asked the Chancery Court to return ownership of the Land to it, which would result in it again becoming the landlord under the Lease. The Court heard argument regarding NLC's request on September 11, 1997, and later ruled against NLC. Thus, Orlando continues to be the owner of the Land and the Partnership's landlord under the Lease. NLC may appeal this ruling for Orlando; however, Orlando has asserted that the period during which this ruling may be appealed has expired.

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

In late March 1998, the Partnership filed a motion for permission to interplead approximately $2 million with respect to which claims have been made by NLC and the lenders under the Senior Mortgage and an order staying any enforcement of such lender's security interest pending decision of such claims. In April 1998, the Court denied the Partnership's motion.

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

The legal and other expenses of the Inducement Action Defendants in the Inducement Action arising as a result of the allegations made by Nelson will be paid by the Partnership pursuant to the indemnification provisions of the Partnership's limited partnership agreement and subject to the conditions set forth in those provisions.

As discussed in Note 6 to the 1997 audited financial statements, the Partnership is currently reviewing its alternatives with regard to the Partnership's remaining Hotel including potentially satisfying all or a portion of the loan, or sale of the asset. These circumstances, as well as (i) the substantial legal fees and costs that have been and are expected to be incurred by the Partnership in connection with the existing lawsuits, (ii) the usual uncertainty of litigation, and (iii) the effect of these lawsuits on the Partnership's present ability to refinance or sell the Hotel, create substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from these uncertainties.



Item 6.  Exhibits and Reports on Form 8-K

      (a) No reports on Form 8-K were required to be filed during the period covered by this Report other than the Report filed on January 13, 1998 including the letter from the Registrant to investors dated January 13, 1998, and the Report filed on January 14, 1998 reporting the sale of eight of the Partnership's hotel properties.

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


                         By:  Metric Realty,
                              an Illinois general partnership,
                              its Managing General Partner


                         By: SSR Realty Advisors, Inc.,
                             a Delaware corporation,
                             its Managing General Partner


                         By: /s/ William A. Finelli
                             ----------------------------------
                             William A. Finelli
                             Managing Director,
                             Principal Financial and Accounting Officer of SSR Realty Advisors, Inc.



                         Date: May 15, 1998
                               ------------