Form 10-Q
period 1998-06-30
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 1998-08-07
CIK 800730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998


                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

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

      One California Street
    San Francisco, California                          94111-5415
----------------------------------------    ------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (415) 678-2000
                                                    (800) 347-6707 in all states

     Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---
--------------------------------------------------------------------------------

                                     PART 1

                              FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                           BALANCE SHEETS (UNAUDITED)




                                                 June 30,          December 31,
                                                   1998               1997
                                            ---------------     --------------

ASSETS
Cash and Cash Equivalents                   $   12,859,000      $   27,051,000
Cash in Escrow                                        --            19,214,000
Cash Investments                                      --             3,888,000
Restricted Cash                                    344,000             335,000
Accounts Receivable                              1,173,000           1,295,000
Prepaid Expenses and Other Assets                  109,000             178,000

Properties and Improvements                     13,949,000          13,909,000
Accumulated Depreciation                        (5,523,000)         (5,263,000)
                                            ---------------      --------------

Net Properties and Improvements                  8,426,000           8,646,000

Deferred Franchise Fees                             26,000              29,000
                                            ---------------     ---------------

TOTAL ASSETS                                $   22,937,000      $   60,636,000
                                            ===============     ===============


LIABILITIES AND PARTNERS' EQUITY
Accounts Payable                            $      907,000      $    1,542,000
Accrued Property Taxes                              53,000             116,000
Accrued Interest                                   174,000             307,000
Accrued Prepayment Penalties                            --             438,000
Other Liabilities                                1,297,000           1,487,000
Deferred Gain on Sale of Property                  300,000             300,000
Notes Payable                                    8,443,000          26,983,000
                                            ---------------     ---------------
 TOTAL LIABILITIES
                                                11,174,000          31,173,000
                                            ---------------     ---------------

PARTNERS' EQUITY
  General Partners                                   --                348,000
  Limited Partners(59,932 Units Outstanding)    11,763,000          29,115,000
                                            --------------      ---------------

TOTAL PARTNERS' EQUITY                          11,763,000          29,463,000
                                            ---------------     ---------------

TOTAL LIABILITIES AND PARTNERS' EQUITY      $   22,937,000      $   60,636,000
                                            ===============     ===============









                See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                  For the Six Months Ended
                                                         June 30,
                                            ------------------------------------

                                                  1998                1997
                                            ----------------    ----------------

REVENUES:
Hotel Operations                            $    2,202,000      $   12,254,000
Interest and Other                                 370,000             179,000
                                            ----------------    ----------------

Total Revenues                                   2,572,000          12,433,000
                                            ----------------    ----------------


EXPENSES:

Hotel Operations
     Rooms                                         443,000           2,426,000
     Administrative                                289,000           1,430,000
     Marketing                                     233,000           1,288,000
     Energy                                        103,000             603,000
     Repair and Maintenance                        110,000             677,000
     Management Fees                                80,000             484,000
     Property Taxes                                 50,000             353,000
     Other                                         131,000             464,000
                                            ----------------    ----------------
Total Hotel Operations                           1,439,000           7,725,000
Depreciation and Other Amortization                263,000           1,491,000
Interest                                           434,000           2,166,000
General and Administrative                         496,000             408,000
                                            ----------------    ----------------

Total Expenses                                   2,632,000          11,790,000
                                            ----------------    ----------------


NET INCOME (LOSS)                           $      (60,000)     $      643,000
                                            ================    ================


NET INCOME (LOSS) PER LIMITED PARTNERSHIP
  ASSIGNEE UNIT                             $           (1)     $           10
                                            ================    ================


CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP
  ASSIGNEE UNIT                             $          288      $           20
                                            ================    ================













                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF OPERATIONS (UNAUDITED)




                                                 For the Three Months Ended
                                                          June 30,
                                            ------------------------------------

                                                  1998                 1997
                                            ----------------    ----------------

REVENUES:
Hotel Operations                            $    1,194,000      $    6,542,000
Interest and Other                                 168,000              77,000
                                            ----------------    ----------------


Total Revenues                                   1,362,000           6,619,000
                                            ----------------    ----------------


EXPENSES:

Hotel Operations
     Rooms                                         238,000           1,264,000
     Administrative                                161,000             745,000
     Marketing                                     123,000             652,000
     Energy                                         45,000             267,000
     Repair and Maintenance                         67,000             364,000
     Management Fees                                47,000             264,000
     Property Taxes                                 23,000             199,000
     Other                                          61,000             241,000
                                            ----------------    ----------------
Total Hotel Operations                             765,000           3,996,000
Depreciation and Other Amortization                132,000             739,000
Interest                                           215,000           1,083,000
General and Administrative                         176,000             236,000
                                            ----------------    ----------------

Total Expenses                                   1,288,000           6,054,000
                                            ----------------    ----------------


NET INCOME                                  $       74,000      $      565,000
                                            ================    ================


NET INCOME PER LIMITED PARTNERSHIP
  ASSIGNEE UNIT                             $            1      $            9
                                            ================    ================


CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP
  ASSIGNEE UNIT                             $            3      $           10
                                            ================    ================














                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                   STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
                 For the Six Months Ended June 30, 1998 and 1997





                                    General          Limited
                                    Partner          Partners         Total
                                 -------------    -------------    ------------


Balance, January 1, 1998          $    348,000     $ 29,115,000    $ 29,463,000
Net Income (Loss)                        5,000          (65,000)        (60,000)
Cash Distributions                    (353,000)     (17,287,000)     17,640,000)
                                  ------------     ------------    ------------

Balance, June 30, 1998            $       --       $ 11,763,000    $ 11,763,000
                                  ============     ============    ============


Balance, January 1, 1997          $     59,000     $ 21,531,000    $ 21,590,000
Net Income                              24,000          619,000         643,000
Cash Distributions                     (24,000)      (1,199,000)     (1,223,000)
                                  ------------     ------------    ------------

Balance, June 30, 1997            $     59,000     $ 20,951,000    $ 21,010,000
                                  ============     ============    ============




































                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                 For the Six Months Ended
                                                          June 30,
                                              -----------------------------

                                                  1998             1997
                                              -------------    ------------

OPERATING ACTIVITIES
Net Income (Loss)                              $    (60,000)    $   643,000
Adjustments to Reconcile Net Income
 (Loss)to Net Cash Provided (Used)
  by Operating Activities:
     Depreciation and Amortization                  263,000       1,589,000
     Changes in Operating Assets and
      Liabilities:
         Accounts Receivable                        122,000        (697,000)
         Prepaid Expenses and Other Assets           69,000          80,000
         Accounts Payable, Accrued Expenses,
           and Other Liabilities                 (1,459,000)        367,000
                                               ------------    ------------
Net Cash Provided (Used) by Operating
  Activities                                     (1,065,000)      1,982,000
                                               ------------    ------------


INVESTING ACTIVITIES
Cash in Escrow                                   19,214,000             --
Proceeds from Sale of Cash Investments            3,888,000       3,893,000
Capital  Improvements                               (40,000)       (799,000)
Restricted Cash - Increase                           (9,000)        (15,000)
                                               ------------    ------------
Net Cash Provided by Investing Activities        23,053,000       3,079,000
                                               ------------    ------------


FINANCING ACTIVITIES
Notes Payable Principal Payments                (18,540,000)       (182,000)
Cash Distribution to Partners                   (17,640,000)     (1,223,000)
                                               ------------    ------------
Cash Used by Financing Activities               (36,180,000)     (1,405,000)
                                               ------------    ------------


INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   (14,192,000)      3,656,000
Cash and Cash Equivalents at Beginning
  of Period                                      27,051,000       3,436,000
                                               ------------    ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 12,859,000    $  7,092,000
                                               ============    ============


              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid in Cash During the Period        $    567,000    $  2,047,000
                                               ============    ============


    SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued Capital Improvements Paid              $     88,000    $       --
                                               ============    ============








                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   Reference to the 1997 Audited Financial Statements

     These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 1997 audited financial statements

     The  financial   information  contained  herein  reflects  all  normal  and recurring adjustments that are, in the opinion of management, necessary for a fair presentation.

2.   Transactions with the Managing General Partner and Affiliates

     In accordance with the Partnership Agreement, the Partnership is charged by the Managing General Partner and Affiliates for services provided to the Partnership. The amounts are as follows

                                                   For the Six Months Ended
                                                           June 30,
                                                ------------------------------

                                                    1998               1997
                                                -----------        -----------

     Partnership management fees                   $ 72,000           $106,000
     Reimbursement of administrative expense        105,000            150,000
                                                -----------        -----------

     Total                                         $177,000           $256,000
                                                ===========        ===========

3.   Net Income (Loss) Per Limited Partnership Assignee Unit

     The net income (loss) per limited partnership assignee Unit is computed by dividing the net income (loss) allocated to the limited partners by 59,932 assignee Units outstanding.

4.   Cash Investments

     The Partnership considers cash investment to be those investments with an original maturity date of more than three months at the time of purchase. There were no cash investments at June 30, 1998.

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

6.   Note Payable

     The balloon mortgage payment for the Residence Inn - Nashville, totaling approximately $8.5 million, became due on April 1, 1998 and the Partnership is currently in default. The Partnership has made the regular monthly debt service payments through August 1, 1998, as attempts were being made to negotiate a sales contract for the hotel with an unaffiliated third party buyer. During protracted negotiations the prospective buyer requested terms unacceptable to the Partnership and the letter of intent was withdrawn. The Partnership is again attempting to negotiate an extension of the existing loan, but is also considering other options. If the Partnership were to pay the loan in full, it would have to seek permission from the Court to use a portion of the $5 million that the Court restricted (see part II, Item I). While the Partnership has continued to undertake efforts to preserve its equity in the hotel, it may no longer be economically feasible to continue to hold the asset.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Item should be read in conjunction with Financial Statements and other Items contained elsewhere in this Report.


Properties

A description of the properties in which the Partnership has or had an ownership interest, along with the occupancy and room rate data follows:


                                     OCCUPANCY AND ROOM RATE SUMMARY

                                                              Average Occupancy Rate (%)       Average Daily Room Rate ($)
                                                           -------------------------------  --------------------------------
                                                              Six Months     Three Months      Six Months      Three Months
                                                                Ended           Ended            Ended            Ended
                                                               June 30,        June 30,         June 30,         June 30,
                                                Date of    --------------- ---------------  ---------------- ---------------
    Name and Location                 Rooms    Purchase      1998    1997     1998    1997    1998    1997     1998    1997
--------------------------------     --------  ----------  ------- ------- ------- -------  ------  -------  -------  ------

Residence Inn - Ontario (1)            200        04/88      N/A      75      N/A     74      N/A    78.65     N/A    78.21
Ontario, California

Residence Inn - Ft. Wayne (1)           80        06/88      N/A      80      N/A     87      N/A    65.41     N/A    64.38
Fort Wayne, Indiana

Residence Inn - Columbus (East)(1)      80        06/88      N/A      87      N/A     88      N/A    72.51     N/A    75.21
Columbus, Ohio

Residence Inn - Indianapolis (North)(1) 88        06/88      N/A      80      N/A     87      N/A    77.19     N/A    80.64
Indianapolis, Indiana

Residence Inn - Lexington (1)           80        06/88      N/A      92      N/A     96      N/A    76.62     N/A    82.55
Lexington, Kentucky

Residence Inn - Louisville (1)          96        06/88      N/A      87      N/A     87      N/A    91.35     N/A    96.15
Louisville, Kentucky

Residence Inn - Winston-Salem (1)       88        06/88      N/A      81      N/A     85      N/A    80.44     N/A    81.63
Winston-Salem, North Carolina

Residence Inn - Nashville(Airport)     168        05/89       84      78      87      88     82.42   86.08    85.09   89.12
Nashville, Tennessee

Residence Inn - Altamonte Springs (1)  128        03/90      N/A      90     N/A      87      N/A    92.78     N/A    91.64
Altamonte Springs, Florida

1)  Sold in December 1997.

Results of Operations

During the six and three months ended June 30, 1998, the Partnership had a net loss of $60,000 and net income of $74,000, respectively, compared to net income of $643,000 and $565,000 for the same periods in 1997, respectively. The changes are primarily due to the sale of eight hotels on December 30, 1997. Operations for the remaining hotel decreased for the quarter ended June 30, 1998 compared to 1997, but still reflect a substantial increase on a year-to-date basis compared to last year. In addition, the net operations from the Partnership's interest income less its administrative expenses improved for both the six and three months ended June 30, 1998 compared to 1997.

Revenues and expenses from hotel operations decreased substantially in the first six and three months ended June 30, 1998 when compared to 1997 due to the sale of the eight hotels in late 1997. Revenues from the Partnership's remaining hotel, the Residence Inn - Nashville, decreased for the second quarter as both occupancy and rates were below those experienced in 1997. However, on a year-to-date basis the revenues reflect an increase of 3% in 1998 compared to 1997 as a result of a six percent increase in occupancy, which was only partially offset by a decrease in room rates. The operating expenses at the Residence Inn - Nashville remained nearly constant for the two years as an increase in administrative costs was offset by other cost decreases, particularly in repair and maintenance and property tax costs.

Depreciation and interest expense decreased in the first six and three months ended June 30, 1998 compared to 1997 also as a result of the previously mentioned sale. Interest income increased due to higher cash balances resulting from sales proceeds. The Partnership's general and administrative expenses increased in the first half of 1998 compared to 1997 primarily due to an increase in legal costs which was only partially offset by decreases in Partnership management fees and administrative costs. The second quarter general and administrative expenses decreased in 1998 compared to 1997 primarily due to decreases in Partnership management fees and administrative costs.

The following discussion provides information concerning the operations of the Partnership's single remaining hotel:

Residence Inn - Nashville: Operating results were positive for the first six months of 1998 and improved over the same period of last year. While the average daily room rate declined by $3.66 to $82.42 for the first half of 1998, average occupancy increased by 6% to 84%.

The Nashville Airport hotel market continued to weaken during the quarter, primarily resulting from the closure of Opryland theme park, which is undergoing a major renovation. The park, which had been a steady source of patronage for the Partnership's hotel, closed in January 1998. The first of five incremental re-openings is scheduled for the spring of 2000, for what will ultimately be a
1.1 million square foot complex combining numerous theme restaurants, more than 200 retail shops, and an entertainment corridor. Additionally, patronage was down significantly at the Opryland Convention Center, which has traditionally provided overflow traffic to the Partnership's hotel. The Partnership's hotel continues to work with the other hotels of the Nashville Airport Hospitality Association and with the other Nashville area Marriott products to attract new business. In an effort to maintain market share, the hotel is attempting to recapture the weekend leisure traffic through new special rates. Competition will also become stronger in the near future, as one nearby hotel is currently under renovation, and another new hotel, with 120 rooms, is expected to open in the fall. Capital expenditures during the quarter included repaving the parking lot, construction of a new drainage system, and landscaping upgrades, as well as structural upgrades to two of the buildings.


Partnership Liquidity and Capital Resources

Second Quarter of 1998

As presented in the Statement of Cash Flows, cash was used by operating activities. Cash was provided by investing activities from sales proceeds previously held in escrow and proceeds from sale of cash investments and was used for capital improvements. Cash was used by financing activities for distributions to partners and principal payments on notes payable.

The results of project operations before capital improvements for the quarter ended June 30, 1998 and 1997 (as shown in the tables on pages 12 and 13) are determined by net income or loss, adjusted for non-cash items such as depreciation and amortization, and reduced by principal payments made on the notes payable. Project operations before capital improvements is an indication of the operational performance of the property. During the first six months of 1998, the Partnership's remaining hotel generated positive project operations before deduction for capital improvements. The Partnership, after taking into account results of project operations before capital improvements, interest income, and general and administrative expenses, on an accrual basis, experienced positive results from operations for the first half of 1998. Project operations should not be considered as an alternative to net income or loss (as presented in the financial statements), as an indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. The project operations after capital improvements for any given period may not be indicative of the property's general performance as capital improvements are likely to be made in large amounts associated with renovation programs.

In the first six months of 1998, the Partnership spent $40,000 on capital improvements at the Residence Inn - Nashville. Assuming the Partnership maintains ownership of the hotel (see below) during the remainder of 1998, it is anticipated that approximately $235,000 will be spent on capital improvements, which are necessary to keep the property competitive in its market and are required under the agreement with Marriott.

In accordance with, and as is customary in the management of hotels, a percentage of revenues is placed in capital replacement funds. The capital replacement funds are used to fund ongoing capital improvements as well as room or other major renovation programs. The capital replacement funds are held in a separate interest-bearing account with additions made monthly based on revenues and expenditures which are based on the capital expenditure budget, as approved by the Partnership. To the extent not available from the property's capital replacement fund, a capital improvement or renovation may be funded from the Partnership's working capital reserve.

In January 1998, the Partnership made two distributions to its general and limited partners, one totaling $16,818,000, representing a portion of the net sales proceeds, and another one totaling $612,000 representing a distribution from 1997 operations. Additionally, in April 1998 the Partnership made a distribution totaling $211,000 in order to comply with certain states' tax withholding requirements. With respect to the use of cash, the Partnership is under certain obligations and/or restrictions. In addition to the $5 million restriction imposed by the Court (as discussed in Part II, Item 1), the Partnership was required by the purchaser of the eight hotels sold on December 30, 1997, under the terms of the sales contract, not to distribute $7.5 million of the sales proceeds for a period of one year, which amount represents the maximum possible liability of the Partnership for any breach of the sales agreement. The $7.5 million is not restricted from any other potential use by the Partnership, including the payment of the outstanding balance due on the Residence Inn - Nashville loan (see below).

The balloon mortgage payment for the Residence Inn - Nashville, totaling approximately $8.5 million, became due on April 1, 1998 and the Partnership is currently in default. The Partnership has made the regular monthly debt service payments through August 1, 1998, as attempts were being made to negotiate a sales contract for the hotel with an unaffiliated third party buyer. During protracted negotiations the prospective buyer requested terms unacceptable to the Partnership and the letter of intent was withdrawn. The Partnership is again attempting to negotiate an extension of the existing loan, but is also considering other options. If the Partnership were to pay the loan in full, it would have to seek permission from the Court to use a portion of the $5 million that the Court restricted (see part II, Item I). While the Partnership has continued to undertake efforts to preserve its equity in the hotel, it may no longer be economically feasible to continue to hold the asset.

Over the past several years a number of unsolicited offers to purchase Units were made to the investors in the Partnership, of which the Partnership was aware. As required by applicable securities laws, the Partnership notified its investors of its views regarding these offers. The Partnership took no position with respect to the offers but rather advised the holders of assignee limited partnership Units to consult their personal financial advisors as the desirability of any particular offer to any Unit holder could differ greatly depending upon such Unit holder's financial, tax, and other individual status.

Unit holders were also advised that the Partnership and its Transfer Agent would take such action as the Partnership deemed appropriate to ensure that resale transactions did not result in termination of the Partnership for tax purposes, cause the Partnership to be classified as a publicly traded partnership or cause the Partnership to be taxed as a corporation. Unit holders were reminded that, in order to protect its status as partnership for federal income tax purposes, secondary market activity in its Units would be limited to less than 5% of the outstanding Units per calendar year, and that, for any of these reasons the Partnership may refuse to recognize a resale transaction.

Trading reached 4.9 percent (near the 5% maximum percentage) on April 9, 1996 and was suspended as of that date. This action was taken by the General Partners in accordance with its fiduciary responsibility and with the advice of Counsel to protect the Partnership's tax status as a limited partnership. Unit holders were advised of the suspension, in accordance with Section 12.1 of the Partnership Agreement, via a special communication. At the beginning of 1997 the suspension of resale transactions was removed; however, on February 26, 1997, the Partnership's Transfer Agent informed the Managing General Partner that trading had again reached 4.9%, at which time the General Partner again suspended the processing of resale transactions. Unit holders were advised of that suspension, via a special communication dated February 27, 1997. All paperwork submitted from the time of the suspension through the remainder of the calendar year was returned to the originator.

At the beginning of 1998, the suspension of resale transactions was removed. On June 24, 1998 the Partnership's Transfer Agent notified the General Partner that trading for 1998 had reached 4.9% at which time the Managing General Partner again suspended the processing of resale transactions. Unit holders were advised of the suspension, via a special communication dated June 24, 1998. All paperwork submitted from that date through the remainder of the calendar year will be returned to the originator. The Partnership's Transfer Agent will again begin to accept resale transactions on January 4, 1999.

Conclusion

The Partnership established an estimated value for the assignee Units in the Partnership as of December 31, 1997. An appraisal of the remaining hotel was commissioned and undertaken by a firm which is a recognized appraiser and consultant to the hotel industry. The primary methodology employed in the appraisal used in the evaluation, which was selected by the appraiser and not pursuant to any instructions from the Partnership, was the income approach to value utilizing a discounted cash flow analysis. In conjunction with the preparation of the appraisal, a discount rate was determined by the appraiser based on several relevant factors, including, but not limited to, the current investment climate for hotel properties, local hotel market and economic conditions, comparisons of occupancy and room rates with prevailing market rates for similar properties and the status of the hotel's management contract. The Partnership believes that the assumptions utilized in the process are not unreasonable. The value of the property as determined by the appraisal process, in combination with the book value of other Partnership assets and liabilities as of December 31, 1997, and after deducting the distributions made on January 13, and 29, 1998 resulted in an estimated net asset value of each assignee Unit of $239. (The estimated net asset value does not take into account any distributions that the General Partners may be obligated to return to the Partnership prior to liquidation of the Partnership. See Note 2 to the 1997 audited financial statements.) As of December 31, 1996, the value of the properties as determined by the appraisal process, in combination with the book value of other Partnership assets resulted in an estimated net asset value of each assignee unit of $503. The change in value from $503 as of December 31, 1996 to $239 was primarily due to the distribution of a portion of the proceeds from the sale of the eight Residence Inns in the amount of $275 per assignee Unit. It should be noted that appraised values represent the opinion of the appraisal firm as of the date of the appraisals and are based on market conditions at the time of the appraisals and on assumptions concerning future circumstances which may or may not be accurate.

This valuation is an estimate of the assignee Unit value only which has been made as of December 31, 1997 based on the methodology described herein and does not represent a market value. There can be no assurance that the sales of the remaining assets in the current market or at any time in the future would yield net proceed which on a per assignee Unit basis would be equal to or greater than the estimated value. Further, there can be no assurance that sale of assignee Units now or in the future would yield net proceeds equal to or greater than this value. The assignee Units are illiquid and there is no formal liquid market where they are regularly traded. However, the Partnership is aware that some resales have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any time period and occur at a price negotiated between buyer and seller. The Partnership has no knowledge concerning how a particular price may be determined. A total of 259 resale transactions were recorded on the books of the Transfer Agent between January 1, 1998 and June 24, 1998 (at which time the Partnership suspended trading -- see above), reflecting prices ranging from $112 to $417 per Unit, with a simple average price (not weighted) of $323. The Partnership's knowledge of these transactions is based solely on the books and records of its Transfer Agent.

Cash distributions from Partnership operations to investors throughout 1997 were made at an annualized rate of 4%, including the distribution made on January 29, 1998 from fourth quarter 1997 operations. On January 13, 1998 the Partnership distributed $275 per Unit from the proceeds of the sale of eight hotels in December 1997. On April 9, 1998 the Partnership made a distribution of $3.45 per Unit in order to satisfy nonresident state withholding requirements for the states of California, North Carolina, and Indiana. Future distributions will be dependent on the operations of the Partnership's remaining hotel, the Residence Inn - Nashville, general and administrative expenses and interest income, as well as the outcome of legal proceedings relating to this hotel. As discussed in
Part II, Item 1, there is substantial doubt regarding the Partnership's ability to continue as a going concern.

                        METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                       the Six Months Ended June 30, 1998
                                     (000's)

                                                              Sold
                                    Partnership  Nashville   Hotels     Total
                                    -----------  ---------   -------   -------
REVENUES:
Hotel operations:
  Rooms                              $     0     $ 2,098    $     0     $ 2,098
  Telephone and other                      0         104          0         104
                                     -------     -------    -------     -------
Hotel operations                           0       2,202          0       2,202
Interest and other                       370           0          0         370
                                     -------     -------    -------     -------
Total revenues                           370       2,202          0       2,572
                                     -------     -------    -------     -------

EXPENSES:
Hotel operations:
  Rooms                                    0         443          0         443
  Administrative                           0         306        (17)        289
  Marketing                                0         233          0         233
  Energy                                   0         103          0         103
  Repair and maintenance                   0         110          0         110
  Management fees                          0          77          3          80
  Property taxes                           0          55         (5)         50
  Other                                    0         131          0         131
                                     -------     -------    -------     -------
Hotel operations                           0       1,458        (19)      1,439
Depreciation and other
  amortization                             0         263          0         263
Interest                                   0         428          6         434
General and administrative               496           0          0         496
                                     -------     -------    -------     -------
Total expenses                           496       2,149        (13)      2,632
                                     -------     -------    -------     -------
NET INCOME(LOSS)                        (126)         53         13         (60)

Plus non-cash items - net                  0         263          0         263
Less notes payable
  principal payments                       0          71          0          71
                                     -------     -------    -------     -------
Project operations                      (126)        245         13         132

Capital Improvements                       0          40          0          40
                                     -------     -------    -------     -------
Project operations after
  capital improvements               ($  126)    $   205    $    13     $    92
                                     =======     =======    =======     =======


Occupancy                                 N/A         84%       N/A         84%
ADR                                       N/A    $ 82.42        N/A    $ 82.42

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                       the Six Months Ended June 30, 1997
                                     (000's)

                                                              Sold
                                   Partnership  Nashville    Hotels      Total
                                   -----------  ---------    ------      -----
REVENUES:
Hotel operations:
  Rooms                               $     0    $ 2,027     $ 9,649    $11,676
  Telephone and other                       0        114         464        578
                                      -------    -------     -------    -------
Hotel operations                            0      2,141      10,113     12,254
Interest and other                        179          0           0        179
                                      -------    -------     -------    -------
Total revenues                            179      2,141      10,113     12,433
                                      -------    -------     -------    -------

EXPENSES:
Hotel operations:
  Rooms                                     0        457       1,969      2,426
  Administrative                            0        229       1,201      1,430
  Marketing                                 0        241       1,047      1,288
  Energy                                    0        103         500        603
  Repair and maintenance                    0        134         543        677
  Management fees                           0         64         420        484
  Property taxes                            0         87         266        353
  Other                                     0        152         312        464
                                      -------    -------     -------    -------
Hotel operations                            0      1,467       6,258      7,725
Depreciation and other
  amortization                              0        253       1,238      1,491
Interest                                    0        431       1,735      2,166
General and administrative                408          0           0        408
                                      -------    -------     -------    -------
Total expenses                            408      2,151       9,231     11,790
                                      -------    -------     -------    -------
NET INCOME(LOSS)                         (229)       (10)        882        643

Plus non-cash items - net                   0        253       1,336      1,589
Less notes payable
  principal payments                        0         65         117        182
                                      -------    -------     -------    -------
Project operations                       (229)       178       2,101      2,050

Capital Improvements                        0        349         450        799
                                      -------    -------     -------    -------
Project operations after
  capital improvements                ($  229)   ($  171)    $ 1,651    $ 1,251
                                      =======    =======     =======    =======


Occupancy                                 N/A         78%         83%        82%
ADR                                       N/A    $ 86.08     $ 80.49    $ 81.37

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                      the Three Months Ended June 30, 1998
                                     (000's)

                                                              Sold
                                   Partnership  Nashville     Hotel      Total
                                   -----------  ---------     -----      -----
REVENUES:
Hotel operations:
  Rooms                                 $    0     $1,138     $    0     $1,138
  Telephone and other                        0         56          0         56
                                        ------     ------     ------     ------
Hotel operations                             0      1,194          0      1,194
Interest and other                         168          0          0        168
                                        ------     ------     ------     ------
Total revenues                             168      1,194          0      1,362
                                        ------     ------     ------     ------

EXPENSES:
Hotel operations:
  Rooms                                      0        238          0        238
  Administrative                             0        159          2        161
  Marketing                                  0        123          0        123
  Energy                                     0         45          0         45
  Repair and maintenance                     0         67          0         67
  Management fees                            0         47          0         47
  Property taxes                             0         28         (5)        23
  Other                                      0         61          0         61
                                        ------     ------     ------     ------
Hotel operations                             0        768         (3)       765
Depreciation and other
  amortization                               0        132          0        132
Interest                                     0        215          0        215
General and administrative                 176          0          0        176
                                        ------     ------     ------     ------
Total expenses                             176      1,115         (3)     1,288
                                        ------     ------     ------     ------
NET INCOME(LOSS)                            (8)        79          3         74

Plus non-cash items - net                    0        132          0        132
Less notes payable
  principal payments                         0         36          0         36
                                        ------     ------     ------     ------
Project operations                          (8)       175          3        170

Capital Improvements                         0         27          0         27
                                        ------     ------     ------     ------
Project operations after
  capital improvements                  ($   8)    $  148     $    3     $  143
                                        ======     ======     ======     ======


Occupancy                                  N/A         87%       N/A         87%
ADR                                        N/A     $85.09        N/A     $85.09

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                      the Three Months Ended June 30, 1997
                                     (000's)
                                                               Sold
                                    Partnership  Nashville    Hotels     Total
                                    -----------  ---------    ------     -----
REVENUES:
Hotel operations:
  Rooms                                 $    0     $1,211     $5,044     $6,255
  Telephone and other                        0         63        224        287
                                        ------     ------     ------     ------
Hotel operations                             0      1,274      5,268      6,542
Interest and other                          77          0          0         77
                                        ------     ------     ------     ------
Total revenues                              77      1,274      5,268      6,619
                                        ------     ------     ------     ------

EXPENSES:
Hotel operations:
  Rooms                                      0        256      1,008      1,264
  Administrative                             0        120        625        745
  Marketing                                  0        128        524        652
  Energy                                     0         36        231        267
  Repair and maintenance                     0         74        290        364
  Management fees                            0         38        226        264
  Property taxes                             0         47        152        199
  Other                                      0         77        164        241
                                        ------     ------     ------     ------
Hotel operations                             0        776      3,220      3,996
Depreciation and other
  amortization                               0        127        612        739
Interest                                     0        216        867      1,083
General and administrative                 236          0          0        236
                                        ------     ------     ------     ------
Total expenses                             236      1,119      4,699      6,054
                                        ------     ------     ------     ------
NET INCOME(LOSS)                          (159)       155        569        565

Plus non-cash items - net                    0        127        661        788
Less notes payable
  principal payments                         0         33         59         92
                                        ------     ------     ------     ------
Project operations                        (159)       249      1,171      1,261

Capital Improvements                         0        220        289        509
                                        ------     ------     ------     ------
Project operations after
  capital improvements                  ($ 159)    $   29     $  882     $  752
                                        ======     ======     ======     ======


Occupancy                                  N/A         88%        85%        85%
ADR                                        N/A     $89.12     $81.86     $83.11

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

This lawsuit relates to disputes in connection with management of the Partnership's Residence Inn - Ontario by an entity controlled by Kenneth E. Nelson ("Nelson") from April 1988 to February 1991. In March 1993, the Partnership and Nelson verbally agreed to settle the SF Lawsuit at a settlement conference (the "SF Settlement"), whereby the Partnership would purchase at a discount the land (the "Land") underlying the Partnership's Residence Inn - Nashville (the "Hotel") then leased by the Partnership from Nashville Lodging Company ("NLC"), an entity controlled by Nelson. Various disagreements between the Partnership and Nelson regarding the SF Settlement arose after March 1993 and documents to effectuate the SF Settlement were never executed.

In July 1994, the Court in the Nashville Case I, discussed below, ruled that the Hotel had been fraudulently conveyed to NLC in 1996 and voided the conveyance. The Court in the Nashville Case I ordered a sale of the Land, subject to all prior encumbrances, including the ground lease of the Land by the Partnership (the "Lease"). As discussed in more detail below (see "Nashville Case I"), subsequent to a judicial sale held on July 24, 1996, the Court ruled in a confirmation hearing held in August 1996 that the Land would be sold to Orlando Residence, Ltd. ("Orlando"). In December 1996, the Tennessee Court of Appeals reversed the judgment underlying the judicial sale; however, the Court has ruled against NLC on its motion that the Land be reinstated to NLC.

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

In August 1994, the Court held that the sale of the Hotel by 2300 to NLC was a fraudulent conveyance and voided the conveyance. The defendants appealed the judgment for Orlando in this case to the Tennessee Court of Appeals, but the judgment was not stayed pending appeal. Oral argument on this appeal was held on November 1, 1996, and in December 1996, the Court of Appeals reversed the judgment for Orlando, sending the case back to the lower court for further proceedings.

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

Orlando filed this action against 2300 and NLC in the Davidson County Chancery Court to attempt to execute on its judgment against Nelson, NLC and 2300 in Nashville Case I by subjecting the Land to sale. In May 1995, 2300 and NLC filed a third-party complaint against the Partnership, alleging it had refused to purchase the Land as required by the SF Settlement. 2300 and NLC demanded payment by the Partnership of 2300 and NLC's costs of defending Nashville Case II and indemnification for any loss resulting from the claims of Orlando, among other claims of damage.

In February 1996, the Court granted a motion filed by 2300 and NLC for partial summary judgment, ruling that the Partnership had breached the SF Settlement. The action will continue to determine damages and other issues. Trial had been set for February 9, 1998, but was continued to December 7, 1998. The Partnership does not believe it breached the SF Settlement and will appeal this ruling at an appropriate time. However, no assurance can be given that its appeal will be successful.

In late October 1997, 2300 and NLC filed a motion for an injunction to prohibit GSI from distributing proceeds from the sale of the Residence Inns owned by GSI, pending a final judgment in this case. A hearing on this motion was held in February 1998 and the Court enjoined the Partnership from conveying, transferring, distributing or otherwise disposing of its cash to any extent which would leave less than $5 million available for payment of any judgment obtained by 2300 and NLC.

2300 and NLC filed an amended complaint against the Partnership in April 1998, asserting, among other things, a bad faith breach of contract by the Partnership. In May 1998, the Court granted a motion by the Partnership to dismiss these bad faith allegations and to dismiss certain claims for specific damages made by 2300 and NLC, including attorneys' fees and the value of Nelson's time relating to efforts to enforce the SF Settlement.

Metric Partners Growth Suite Investors, L.P., vs. Nashville Lodging Co., 2300 Elm Hill Pike, Inc., Orlando Residence Ltd., and LaSalle National Bank, as trustee under that certain pooling and servicing agreement, dated July 11, 1995 for the holders of the WHP Commercial Mortgage Pass Through Certificates, Series 1995C1 and Robert Holland, Trustee, Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 96-1405-III ("Nashville Case III").

GSI filed this action May 3, 1996 to obtain, among other things, a judicial determination of the rights and obligations of GSI and NLC under the senior mortgage on the Hotel ("Senior Mortgage"), a note held by NLC "wrapped around" the Senior Mortgage (the "Wrap Note") and the Lease as a consequence of GSI's cure of certain defaults by NLC under the Senior Mortgage. GSI believed that as a result of such a cure, it became the direct obligor to the lender under the Senior Mortgage and that the Wrap Note had been satisfied and the payments due under Lease reduced by $50,000 per year. GSI also sought preliminary and permanent injunctive relief to prevent NLC from attempting to accelerate or foreclose the Wrap Note and/or from attempting to enforce any remedies with regard to the Lease in connection with this matter and a judgment establishing that GSI is the owner of the Hotel, subject only to the lease and certain specified security interests.

In May 1996, the Partnership obtained a temporary injunction staying NLC from undertaking any efforts to exercise any remedies pursuant to the Wrap Note or the Lease. NLC and 2300 filed an answer in June, together with a counterclaim against the Partnership. NLC and 2300 claimed damages from the Partnership and asked the Court to permit acceleration of the Wrap Note and termination of the Lease. In July 1996, the Partnership filed a motion for summary judgment in this case, asking that the Court award the relief sought by it and that the Court dismiss the counterclaim of NLC and 2300. At a hearing on this motion held in

August 1996 the Court granted the Partnership's motion. The defendants have appealed all judgments for the Partnership in this case. The Partnership and the defendants have agreed on an attorneys' fee award to the Partnership of $60,000, but no payment is expected until the defendants' appeal is resolved. Oral arguments regarding this appeal were held in July 1998, but no decision has yet been rendered.

Kenneth E. Nelson and Nashville Lodging Co. vs. Metric Realty et al., Chancery Court for Davidson County in Nashville, Tennessee, Case No. 97-2189-III (the "Inducement Action").

In the second quarter of 1997, Nelson alleged that Metric Realty and GHI Associates II, L.P., the Managing and Associate General Partners, respectively, of the Partnership, and certain of Metric Realty's affiliates (the "Affiliates") and certain former and current employees of Metric Realty or its affiliates (the "Employees") had improperly induced the Partnership to breach the SF Settlement. In June 1997, Nelson and NLC filed the Inducement Action in the Chancery Court for Davidson County in Nashville, Tennessee (the "Chancery Court") against Metric Realty, GHI Associates II, L.P., the Affiliates and certain of the Employees (the "Inducement Action Defendants"), seeking unspecified compensatory, treble and punitive damages for the alleged improper inducement of breach of contract.

The Inducement Action Defendants removed the lawsuit from the Chancery Court to the U.S. District Court for Tennessee on July 25, 1997. On August 11, 1997, Nelson asked the Court to remand this action to the Chancery Court and on January 28, 1998, the Court remanded this action back to the Chancery Court. In the Inducement Action, Defendants have filed a motion to dismiss the complaint against the Employees and one of the Affiliates named in the action based on lack of jurisdiction and against the remaining Affiliates based on failure to state a claim. The Chancery Court has not yet taken action on this motion.

The legal and other expenses of the Inducement Action Defendants in the Inducement Action arising as a result of the allegations made by Nelson will be paid by the Partnership pursuant to the indemnification provisions of the Partnership's limited partnership agreement and subject to the conditions set forth in those provisions.

Potential Impact of Litigation

The Partnership is currently reviewing its alternatives with regard to the Partnership's remaining Hotel including potentially satisfying all or a portion of the loan or sale of the asset. These circumstances, as well as (i) the substantial legal fees and costs that have been and are expected to be incurred by the Partnership in connection with the existing lawsuits, (ii) the usual uncertainty of litigation, and (iii) the effect of these lawsuits on the Partnership's present ability to refinance or sell the Hotel, create substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from these uncertainties.


Item 6.  Exhibits and Reports on Form 8-K

     (a) No reports on Form 8-K were required to be filed during the period covered by this Report other than the Report filed on June 25, 1998 amending the Report filed on January 14, 1998 reporting the sale of eight of the Partnership's hotel properties, and the Report filed on June 25, 1998 including the letter from the Registrant to investors dated June 24, 1998.

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


              METRIC PARTNERS GROWTH SUITE INVESTORS, L.P., a California Limited Partnership


                                    By:      Metric Realty
                                             an Illinois general partnership
                                             its Managing General Partner


                                    By:      SSR Realty Advisors, Inc.,
                                             a Delaware corporation
                                             its Managing General Partner


                                    By:      /s/ Ronald E.Zuzack
                                             ------------------------------
                                             Ronald E. Zuzack
                                             Managing Director,
                                             Multi-Housing Division
                                             of SSR Realty Advisors, Inc.


                                    Date:    August 5, 1998
                                             ------------------------------