Form 10-Q
period 1998-09-30
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 1998-11-16
CIK 800730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998


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

                           BALANCE SHEETS (UNAUDITED)




                                                    September 30,   December 31,
                                                         1998           1997
                                                    -------------  -------------

ASSETS
Cash and Cash Equivalents                           $  7,755,000   $ 27,051,000
Cash in Escrow                                              --       19,214,000
Cash Investments                                            --        3,888,000
Restricted Cash                                        5,348,000        335,000
Accounts Receivable                                    1,190,000      1,295,000
Prepaid Expenses and Other Assets                        147,000        178,000

Properties and Improvements                           13,986,000     13,909,000
Accumulated Depreciation                              (5,657,000)    (5,263,000)
                                                    ------------   ------------

Net Properties and Improvements                        8,329,000      8,646,000

Deferred Franchise Fees                                   25,000         29,000
                                                    ------------   ------------

TOTAL ASSETS                                        $ 22,794,000   $ 60,636,000
                                                    ============   ============


LIABILITIES AND PARTNERS' EQUITY
Accounts Payable                                    $    863,000   $  1,542,000
Accrued Property Taxes                                    79,000        116,000
Accrued Interest                                         188,000        307,000
Accrued Prepayment Penalties                                --          438,000
Other Liabilities                                      1,312,000      1,487,000
Deferred Gain on Sale of Property                        300,000        300,000
Notes Payable                                          8,305,000     26,983,000
                                                    ------------   ------------

TOTAL LIABILITIES                                     11,047,000     31,173,000
                                                    ------------   ------------

PARTNERS' EQUITY
     General Partners                                       --          348,000
     Limited Partners (59,932 Units Outstanding)      11,747,000     29,115,000
                                                    ------------   ------------

TOTAL PARTNERS' EQUITY                                11,747,000     29,463,000
                                                    ------------   ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY              $ 22,794,000   $ 60,636,000
                                                    ============   ============








                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF OPERATIONS (UNAUDITED)




                                                     For the Nine Months Ended
                                                           September 30,
                                                     ---------------------------

                                                         1998            1997
                                                     -----------     -----------

REVENUES:

Hotel Operations                                     $ 3,335,000     $18,748,000
Interest and Other                                       553,000         261,000
                                                     -----------     -----------

Total Revenues                                         3,888,000      19,009,000
                                                     -----------     -----------


EXPENSES:

Hotel Operations
     Rooms                                               689,000       3,674,000
     Administrative                                      448,000       2,140,000
     Marketing                                           349,000       1,939,000
     Energy                                              170,000         887,000
     Repair and Maintenance                              169,000       1,014,000
     Management Fees                                     119,000         747,000
     Property Taxes                                       79,000         568,000
     Other                                               194,000         717,000
                                                     -----------     -----------
Total Hotel Operations                                 2,217,000      11,686,000
Depreciation and Other Amortization                      398,000       1,621,000
Interest                                                 646,000       3,248,000
General and Administrative                               703,000         656,000
                                                     -----------     -----------

Total Expenses                                         3,964,000      17,211,000
                                                     -----------     -----------


NET INCOME (LOSS)                                    $   (76,000)    $ 1,798,000
                                                     ===========     ===========


NET INCOME (LOSS) PER LIMITED PARTNERSHIP
   ASSIGNEE UNIT                                     $        (1)    $        29
                                                     ===========     ===========


CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP
   ASSIGNEE UNIT                                     $       288     $        30
                                                     ===========     ===========














                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF OPERATIONS (UNAUDITED)




                                                     For the Three Months Ended
                                                            September 30,
                                                     ---------------------------

                                                         1998            1997
                                                     ------------    -----------

REVENUES:

Hotel Operations                                     $ 1,133,000     $ 6,494,000
Interest and Other                                       183,000          82,000
                                                     -----------     -----------

Total Revenues                                         1,316,000       6,576,000
                                                     -----------     -----------


EXPENSES:

Hotel Operations
     Rooms                                               246,000       1,248,000
     Administrative                                      159,000         710,000
     Marketing                                           116,000         651,000
     Energy                                               67,000         284,000
     Repair and Maintenance                               59,000         337,000
     Management Fees                                      39,000         263,000
     Property Taxes                                       29,000         215,000
     Other                                                63,000         253,000
                                                     -----------     -----------
Total Hotel Operations                                   778,000       3,961,000
Depreciation and Other Amortization                      135,000         130,000
Interest                                                 212,000       1,082,000
General and Administrative                               207,000         248,000
                                                     -----------     -----------

Total Expenses                                         1,332,000       5,421,000
                                                     -----------     -----------


NET INCOME (LOSS)                                    $   (16,000)    $ 1,155,000
                                                     ===========     ===========


NET INCOME (LOSS) PER LIMITED PARTNERSHIP
   ASSIGNEE UNIT                                     $      --       $        19
                                                     ===========     ===========


CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP
   ASSIGNEE UNIT                                     $      --       $        10
                                                     ===========     ===========














                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                   STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
              For the Nine Months Ended September 30, 1998 and 1997




                                      General         Limited
                                     Partners        Partners          Total
                                   ------------    ------------    ------------


Balance, January 1, 1998           $    348,000    $ 29,115,000    $ 29,463,000
Net Income (Loss)                         5,000         (81,000)        (76,000)
Cash Distributions                     (353,000)    (17,287,000)    (17,640,000)
                                   ------------    ------------    ------------

Balance, September 30, 1998        $       --      $ 11,747,000    $ 11,747,000
                                   ============    ============    ============


Balance, January 1, 1997           $     59,000    $ 21,531,000    $ 21,590,000
Net Income                               37,000       1,761,000       1,798,000
Cash Distributions                      (37,000)     (1,798,000)     (1,835,000)
                                   ------------    ------------    ------------

Balance, September 30, 1997        $     59,000    $ 21,494,000    $ 21,553,000
                                   ============    ============    ============




































                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                      For the Nine Months Ended
                                                            September 30,
                                                    ----------------------------

                                                         1998          1997
                                                    ------------   ------------

OPERATING ACTIVITIES
Net Income (Loss)                                   $    (76,000)  $  1,798,000
Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided (Used) by Operating Activities:
     Depreciation and Amortization                       398,000      1,772,000
     Changes in Operating Assets and Liabilities:
         Accounts Receivable                             105,000       (831,000)
         Prepaid Expenses and Other Assets                31,000          2,000
         Accounts Payable, Accrued Expenses, and
           Other Liabilities                            (922,000)       875,000
                                                    ------------   ------------
Net Cash Provided (Used) by Operating Activities        (464,000)     3,616,000
                                                    ------------   ------------


INVESTING ACTIVITIES
Cash in Escrow                                        19,214,000           --
Proceeds from Sale of Cash Investment                  3,888,000      3,893,000
Purchase of Cash Investment                                 --       (3,888,000)
Capital Improvements                                    (165,000)    (1,083,000)
Restricted Cash - Increase                            (5,013,000)       (19,000)
                                                    ------------   ------------
Net Cash Provided (Used) by Investing Activities      17,924,000     (1,097,000)
                                                    ------------   ------------


FINANCING ACTIVITIES
Notes Payable Principal Payments                     (18,678,000)      (277,000)
Cash Distribution to Partners                        (17,640,000)    (1,835,000)
Prepayment Penalties Paid                               (438,000)          --
                                                    ------------   ------------
Cash Used by Financing Activities                    (36,756,000)    (2,112,000)
                                                    ------------   ------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (19,296,000)       407,000
Cash and Cash Equivalents at Beginning of Period      27,051,000      3,436,000
                                                    ------------   ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  7,755,000   $  3,843,000
                                                    ============   ============


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest Paid in Cash During the Period             $    765,000   $  3,098,000
                                                    ============   ============

      SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Accrued Capital Improvements Paid                   $     88,000   $       --
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

                                                     For the Nine Months Ended
                                                           September 30,
                                                     -------------------------

                                                         1998        1997
                                                       --------    --------

     Partnership management fees                       $ 72,000    $160,000
     Reimbursement of administrative expense            158,000     225,000
                                                       --------    --------

     Total                                             $230,000    $385,000
                                                       ========    ========

     As discussed in Note 2 to the 1997 audited financial statements, pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At September 30, 1998 such amount is approximately $810,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

3.   Net Income (Loss) Per Limited Partnership Assignee Unit

     The net income (loss) per limited partnership assignee Unit is computed by dividing the net income (loss) allocated to the limited partners by 59,932 assignee Units outstanding.

4.   Restricted Cash

     The restricted cash at September 30, 1998 represents $5,000,000, which (as discussed in Part II, Item 1) the Court enjoined the Partnership from conveying, transferring, or otherwise disposing of. The balance consists of amounts related to the sale of the Residence Inn - Atlanta (Perimeter West) which were deposited in an escrow account (see Note 6 to the 1997 audited financial statements).

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

6.   Note Payable

     As reported previously, the Partnership had been in negotiations with an unaffiliated prospective buyer for the Residence Inn - Nashville, but late in the second quarter negotiations were terminated when the prospective buyer requested terms unacceptable to GSI. Negotiations resumed in the third quarter; however, the title company was unable to issue acceptable title insurance to the buyer with respect to the land on which the hotel is built and the offer was withdrawn in October 1998. As reported earlier, the Partnership's loan on the property became due and payable on April 1, 1998 and the Partnership has since been in default. The lender entered into a six-month forbearance agreement with GSI while the Partnership was in negotiations for a potential sale in exchange for a principal reduction payment of $100,000 and reimbursement of $20,000 to the lender for certain costs. In addition, the Partnership made the regular monthly debt service payments through November 1, 1998. However, as the forbearance agreement has expired and as a sale is no longer feasible, it is likely that the property will be foreclosed by the lender within the next several months. Foreclosure would not, however, eliminate the legal proceedings relating to the Residence Inn - Nashville to which the Partnership is a party. Additionally, subsequent to foreclosure, the Partnership could be liable to Marriott for contract termination fees and other costs, and would remain liable for ground lease rentals due before the foreclosure.

     Due to the deterioration of the Nashville market, the hotel's current value is estimated not to exceed the loan balance. Furthermore, substantial capital expenditures would be required over the next several years, which are required under the Marriott contract and would be necessary for the hotel to remain competitive. For these reasons, the Partnership has concluded that permitting the lender to foreclose is in the best interest of investors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Item should be read in conjunction with Financial Statements and other Items contained elsewhere in this Report.


Properties

A description of the properties in which the Partnership has or had an ownership interest, along with the occupancy and room rate data follows:


                                     OCCUPANCY AND ROOM RATE SUMMARY

                                                              Average Occupancy Rate (%)       Average Daily Room Rate ($)
                                                           -------------------------------  --------------------------------
                                                              Nine Months     Three Months     Nine Months     Three Months
                                                                 Ended           Ended            Ended            Ended
                                                               Sept. 30,       Sept. 30,        Sept. 30,        Sept. 30,
                                                Date of    --------------- ---------------  ---------------- ---------------
    Name and Location                 Rooms     Purchase     1998    1997     1998    1997    1998    1997     1998    1997
--------------------------------     --------  ----------  ------- ------- ------- -------  ------  -------  -------  ------

Residence Inn - Ontario (1)             200      04/88        N/A     73      N/A     68      N/A    79.06     N/A     86.91
Ontario, California

Residence Inn - Ft. Wayne (1)            80      06/88        N/A     84      N/A     91      N/A    67.15     N/A     70.17
Fort Wayne, Indiana

Residence Inn - Columbus (East) (1)      80      06/88        N/A     90      N/A     94      N/A    74.78     N/A     78.98
Columbus, Ohio

Residence Inn - Indianapolis (North) (1) 88      06/88        N/A     79      N/A     78      N/A    79.75     N/A     85.04
Indianapolis, Indiana

Residence Inn - Lexington (1)            80      06/88        N/A     92      N/A     91      N/A    78.01     N/A     80.80
Lexington, Kentucky

Residence Inn - Louisville (1)           96      06/88        N/A     90      N/A     95      N/A    91.45     N/A     91.64
Louisville, Kentucky

Residence Inn - Winston-Salem (1)        88      06/88        N/A     84      N/A     91      N/A    79.74     N/A     78.50
Winston-Salem, North Carolina

Residence Inn - Nashville (Airport)     168      05/89         85     82       86     90     82.74   87.50    83.36    98.83
Nashville, Tennessee

Residence Inn - Altamonte Springs (1)   128      03/90        N/A     85      N/A     76      N/A    92.73     N/A    100.01
Altamonte Springs, Florida

1)  Sold in December 1997.

Results of Operations

During the nine and three months ended September 30, 1998, the Partnership had a net loss of $76,000 and $16,000, respectively, compared to net income of $1,798,000 and $1,155,000 for the same periods in 1997, respectively. The changes are primarily due to the sale of eight hotels on December 30, 1997. Operations for the remaining hotel decreased for the nine and three months ended September 30, 1998 compared to 1997. The net operations, however, from the Partnership's interest income less its administrative expenses improved for both the nine and three months ended September 30, 1998 compared to 1997.

Revenues and expenses from hotel operations decreased substantially in the first nine and three months ended September 30, 1998 when compared to 1997 due to the sale of the eight hotels in late 1997. Revenues from the Partnership's remaining hotel, the Residence Inn - Nashville, also decreased when compared to 1997 as room rates were substantially below those experienced in 1997 for both the nine and three month periods. Occupancy decreased in the three months ended September 30, 1998 compared to the same period in 1997 but still showed an increase of 3% on a year-to-date basis. The operating expenses at the Residence Inn - Nashville decreased for the nine and three months ended September 30, 1998 compared to 1997 as lower room, marketing, repair and maintenance, property tax costs and ground lease expense more than compensated for an increase in administrative costs. The administrative costs in 1997 were unusually low due to the recognition of a $95,000 credit in the third quarter related to the settlement of disputed sales and use taxes which had been assessed by the State of Tennessee.

Interest expense decreased in the first nine months and three months ended September 30, 1998 compared to 1997 also as a result of the previously mentioned sale. Depreciation and other amortization decreased for the first nine months of 1998 compared to 1997 as a result of the sale of eight hotels. However, depreciation and other amortization only reflected a slight change for the quarter when compared to the prior year because at June 30, 1997 all but the Residence Inn - Nashville were classified as real estate held for sale and no depreciation or amortization of deferred franchise fees were recorded after that date. Interest income increased due to higher cash balances resulting from sales proceeds. The Partnership's general and administrative expenses increased in the first nine months of 1998 compared to 1997 primarily due to an increase in legal costs which was only partially offset by decreases in Partnership management fees and administrative costs. The third quarter general and administrative expenses decreased in 1998 compared to 1997 primarily due to decreases in Partnership management fees and administrative costs which more than offset the increase in legal costs.

The following discussion provides information concerning the operations of the Partnership's single remaining hotel:

Residence Inn - Nashville: Operating results were positive for the first nine months of 1998 but declined when compared to the same period in 1997. While the average daily room rate declined by $4.76 to $82.74 for the first nine months of 1998, average occupancy increased by 3% to 85%.

The Nashville Airport hotel market continued to deteriorate during the third quarter, resulting in large part from the closure of Opryland theme park, which is undergoing a major two-year renovation. Additionally, patronage continues to be down significantly at the Opryland Convention Center, which has traditionally provided overflow traffic to the Partnership's hotel. Contributing to the particularly weak market is the significant quantity of new supply. It is anticipated that by year-end 1998, 3,000 new hotel rooms will have come on line in Nashville, with more to be added in 1999. Capital expenditures during the quarter included repairs to the foundations of two of the buildings which were experiencing subsidence.


Partnership Liquidity and Capital Resources

First Three Quarters of 1998

As presented in the Statement of Cash Flows, cash was used by operating activities. Cash was provided by investing activities from sales proceeds previously held in escrow and proceeds from sale of cash investments and was used primarily for capital improvements. Cash was used by financing activities for distributions to partners, payment of prepayment penalties and principal payments on notes payable.

The results of project operations before capital improvements for the three and nine months ended September 30, 1998 and 1997 (as shown in the tables on pages 12 through 15) are determined by net income or loss, adjusted for non-cash items such as depreciation and amortization, and reduced by principal payments made on the notes payable. Project operations before capital improvements is an indication of the operational performance of the property. During the first nine months of 1998, the Partnership's remaining hotel generated positive project operations before deduction for capital improvements. The Partnership, after taking into account results of project operations before capital improvements, interest income, and general and administrative expenses, on an accrual basis, experienced positive results from operations for the first nine months of 1998. Project operations should not be considered as an alternative to net income or loss (as presented in the financial statements), as an indicator of the Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. The project operations after capital improvements for any given period may not be indicative of the property's general performance as capital improvements are likely to be made in large amounts associated with renovation programs.

In the first nine months of 1998, the Partnership incurred costs totaling $77,000 on capital improvements at the Residence Inn - Nashville. Assuming the Partnership maintains ownership of the hotel (see below) during the remainder of 1998, it is anticipated that approximately $200,000 will be spent on capital improvements, which are necessary to keep the property competitive in its market and are required under the agreement with Marriott.

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

In January 1998, the Partnership made two distributions to its general and limited partners, one totaling $16,818,000, representing a portion of the net sales proceeds, and another one totaling $612,000 representing a distribution from 1997 operations. Additionally, in April 1998 the Partnership made a distribution totaling $211,000 in order to comply with certain states' tax withholding requirements. With respect to the use of cash, the Partnership is under certain obligations and/or restrictions. In addition to the $5 million restriction imposed by the Court (as discussed in Part II, Item 1), the Partnership was required by the purchaser of the eight hotels sold on December 30, 1997, under the terms of the sales contract, not to distribute $7.5 million of the sales proceeds for a period of one year, which amount represents the maximum possible liability of the Partnership for any breach of the sales agreement. The $7.5 million is not restricted from any other potential use by the Partnership.

As reported previously, the Partnership had been in negotiations with an unaffiliated prospective buyer for the Residence Inn - Nashville, but late in the second quarter negotiations were terminated when the prospective buyer requested terms unacceptable to GSI. Negotiations resumed in the third quarter; however, the title company was unable to issue acceptable title insurance to the buyer with respect to the land on which the hotel is built and the offer was withdrawn in October 1998. As reported earlier, the Partnership's loan on the property became due and payable on April 1, 1998 and the Partnership has since been in default. The lender entered into a six-month forbearance agreement with GSI while the Partnership was in negotiations for a potential sale in exchange for a principal reduction payment of $100,000 and reimbursement of $20,000 to the lender for certain costs. In addition, the Partnership made the regular monthly debt service payments through November 1, 1998. However, as the forbearance agreement has expired and as a sale is no longer feasible, it is likely that the property will be foreclosed by the lender within the next several months. Foreclosure would not, however, eliminate the legal proceedings relating to the Residence Inn - Nashville to which the Partnership is a party. Additionally, subsequent to foreclosure, the Partnership could be liable to Marriott for contract termination fees and other costs, and would remain liable for ground lease rentals due before the foreclosure.

Due to the deterioration of the Nashville market, the hotel's current value is estimated not to exceed the loan balance. Furthermore, substantial capital expenditures would be required over the next several years, which are required under the Marriott contract and would be necessary for the hotel to remain competitive. For these reasons, the Partnership has concluded that permitting the lender to foreclose is in the best interest of investors.

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

On February 26, 1997, the Partnership's Transfer Agent informed the Managing General Partner that trading had reached 4.9% (near the 5% maximum percentage), at which time the General Partner, in accordance with its fiduciary responsibility and with the advice of Counsel, suspended the processing of resale transactions in order to protect the Partnership's tax status as a limited partnership. Unit holders were advised of the suspension in accordance with Section 12.1 of the Partnership Agreement via a special communication dated February 27, 1997. All paperwork submitted from the time of the suspension through the remainder of the calendar year was returned to the originator.

At the beginning of 1998, the suspension of resale transactions was removed. On June 24, 1998 the Partnership's Transfer Agent notified the Managing General Partner that trading for 1998 had reached 4.9% at which time the Managing
General Partner again suspended the processing of resale transactions. Unit holders were advised of the suspension, via a special communication dated June 24, 1998. All paperwork submitted from that date through the remainder of the calendar year will be returned to the originator. The Partnership's Transfer Agent will again begin to accept resale transactions on January 4, 1999.

Conclusion

Since 1994 the Partnership has provided investors an estimated net asset value per Unit based upon year-end appraisals of the Partnership's real property in combination with all other Partnership assets and liabilities as of year-end. In consideration of the likely foreclosure of the Residence Inn - Nashville and the impact of this event on the valuation of the Partnership' assets, a new estimated net asset value per Unit has been prepared. The new estimated net asset value per Unit, ranging from $179 to $184, represents Partnership assets and liabilities as of September 30, 1998, reflects the value of the Residence Inn - Nashville equal to the loan balance, includes an estimated range for Marriott contract termination fees and costs the Partnership may be liable for upon foreclosure, and assumes payment of deferred payments on the ground lease through the date of foreclosure. Additionally, the estimated net asset value per Unit includes distributions the General Partners will be obligated to return to the Partnership prior to liquidation of the Partnership (see Note 2 to the 1997 audited financial statements). The estimated net asset value per Unit does not take into account any damages that could be awarded in connection with the legal actions relating to the Residence Inn - Nashville.

The estimated net asset value per Unit is an estimate only, based on the methodology described herein and does not represent a market value. There can be no assurance that, upon liquidation, net proceeds on a per-Unit basis would be equal to or greater than the estimated net asset value per Unit provided by the Partnership. Further, there can be no assurance that sales of Units now or in the future would yield net proceeds equal to or greater than this value. The Units are illiquid and there is no formal market where they are traded. However, the Partnership is aware that some resales of Units have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any given time period and occur at a price negotiated between the buyer and seller. The Partnership has no knowledge concerning how a particular price may be determined. A total of 259 resale transactions were recorded on the books of the Partnership's Transfer Agent between January 1, 1998 and June 24, 1998 (at which time the Partnership suspended trading- see below), reflecting prices ranging from $112 to $417 per Unit, with a simple average price of $323. The Partnership's knowledge of these transactions is based solely on the books and records of its Transfer Agent.

Cash distributions from Partnership operations to investors throughout 1997 were made at an annualized rate of 4%, including the distribution made on January 29, 1998 from fourth quarter 1997 operations. On January 13, 1998 the Partnership distributed $275 per Unit from the proceeds of the sale of eight hotels in December 1997. On April 9, 1998 the Partnership made a distribution of $3.45 per Unit in order to satisfy nonresident state withholding requirements for the states of California, North Carolina, and Indiana. Future distributions will be dependent on general and administrative expenses and interest income, fees and expenses the Partnership may be liable for upon foreclosure, as well as the outcome of legal proceedings relating to the Residence Inn - Nashville. As discussed in Part II, Item 1, there is substantial doubt regarding the Partnership's ability to continue as a going concern.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                    the Three Months Ended September 30, 1998
                                     (000's)

                                                             Sold
                                    Partnership Nashville   Hotels      Total
                                    ----------- ---------   ------      -----
REVENUES:
Hotel operations:
  Rooms                               $     0    $ 1,085    $     0    $ 1,085
  Telephone and other                       0         48          0         48
                                      -------    -------    -------    -------
Hotel operations                            0      1,133          0      1,133
Interest and other                        183          0          0        183
                                      -------    -------    -------    -------
Total revenues                            183      1,133          0      1,316
                                      -------    -------    -------    -------

EXPENSES:
Hotel operations:
  Rooms                                     0        246          0        246
  Administrative                            0        139         20        159
  Marketing                                 0        116          0        116
  Energy                                    0         67          0         67
  Repair and maintenance                    0         59          0         59
  Management fees                           0         42         (3)        39
  Property taxes                            0         29          0         29
  Other                                     0         63          0         63
                                      -------    -------    -------    -------
Hotel operations                            0        761         17        778
Depreciation and other
  amortization                              0        135          0        135
Interest                                    0        213         (1)       212
General and administrative                207          0          0        207
                                      -------    -------    -------    -------
Total expenses                            207      1,109         16      1,332
                                      -------    -------    -------    -------
NET INCOME(LOSS)                          (24)        24        (16)       (16)

Plus non-cash items - net                   0        135          0        135
Less notes payable
  principal payments                        0         38          0         38
                                      -------    -------    -------    -------
Project operations                        (24)       121        (16)        81

Capital Improvements                        0         37          0         37
                                      -------    -------    -------    -------
Project operations after
  capital improvements                ($   24)   $    84    ($   16)   $    44
                                      =======    =======    =======    =======


Occupancy                                 N/A        86%        N/A        86%
ADR                                       N/A    $ 83.36        N/A    $ 83.36

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                    the Three Months Ended September 30, 1997
                                     (000's)

                                                               Sold
                                     Partnership Nashville    Hotels      Total
                                     ----------- ---------    ------      -----
REVENUES:
Hotel operations:
  Rooms                                 $    0     $1,249     $4,951     $6,200
  Telephone and other                        0         53        241        294
                                        ------     ------     ------     ------
Hotel operations                             0      1,302      5,192      6,494
Interest and other                          82          0          0         82
                                        ------     ------     ------     ------
Total revenues                              82      1,302      5,192      6,576
                                        ------     ------     ------     ------

EXPENSES:
Hotel operations:
  Rooms                                      0        270        978      1,248
  Administrative                             0         73        637        710
  Marketing                                  0        126        525        651
  Energy                                     0         68        216        284
  Repair and maintenance                     0         80        257        337
  Management fees                            0         39        224        263
  Property taxes                             0         40        175        215
  Other                                      0         82        171        253
                                        ------     ------     ------     ------
Hotel operations                             0        778      3,183      3,961
Depreciation and other
  amortization                               0        130          0        130
Interest                                     0        215        867      1,082
General and administrative                 248          0          0        248
                                        ------     ------     ------     ------
Total expenses                             248      1,123      4,050      5,421
                                        ------     ------     ------     ------
NET INCOME(LOSS)                          (166)       179      1,142      1,155

Plus non-cash items - net                    0        131         52        183
Less notes payable
  principal payments                         0         33         62         95
                                        ------     ------     ------     ------
Project operations                        (166)       277      1,132      1,243

Capital Improvements                         0         77        207        284
                                        ------     ------     ------     ------
Project operations after
  capital improvements                  ($ 166)    $  200     $  925     $  959
                                        ======     ======     ======     ======


Occupancy                                  N/A        90%        83%        84%
ADR                                        N/A     $98.83     $82.55     $87.42

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                    the Nine Months Ended September 30, 1998
                                     (000's)

                                                              Sold
                                    Partnership Nashville    Hotels     Total
                                    ----------- ---------    ------     -----
REVENUES:
Hotel operations:
  Rooms                               $     0    $ 3,183    $     0    $ 3,183
  Telephone and other                       0        152          0        152
                                      -------    -------    -------    -------
Hotel operations                            0      3,335          0      3,335
Interest and other                        553          0          0        553
                                      -------    -------    -------    -------
Total revenues                            553      3,335          0      3,888
                                      -------    -------    -------    -------

EXPENSES:
Hotel operations:
  Rooms                                     0        689          0        689
  Administrative                            0        445          3        448
  Marketing                                 0        349          0        349
  Energy                                    0        170          0        170
  Repair and maintenance                    0        169          0        169
  Management fees                           0        119          0        119
  Property taxes                            0         84         (5)        79
  Other                                     0        194          0        194
                                      -------    -------    -------    -------
Hotel operations                            0      2,219         (2)     2,217
Depreciation and other
  amortization                              0        398          0        398
Interest                                    0        641          5        646
General and administrative                703          0          0        703
                                      -------    -------    -------    -------
Total expenses                            703      3,258          3      3,964
                                      -------    -------    -------    -------
NET INCOME(LOSS)                         (150)        77         (3)       (76)

Plus non-cash items - net                   0        398          0        398
Less notes payable
  principal payments                        0        109          0        109
                                      -------    -------    -------    -------
Project operations                       (150)       366         (3)       213

Capital Improvements                        0         77          0         77
                                      -------    -------    -------    -------
Project operations after
  capital improvements                ($  150)   $   289    ($    3)   $   136
                                      =======    =======    =======    =======


Occupancy                                 N/A        85%        N/A        85%
ADR                                       N/A    $ 82.74        N/A    $ 82.74

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                    the Nine Months Ended September 30, 1997
                                     (000's)

                                                               Sold
                                     Partnership Nashville    Hotels     Total
                                     ----------- ---------    ------     -----
REVENUES:
Hotel operations:
  Rooms                                $     0    $ 3,276    $14,600    $17,876
  Telephone and other                        0        167        705        872
                                       -------    -------    -------    -------
Hotel operations                             0      3,443     15,305     18,748
Interest and other                         261          0          0        261
                                       -------    -------    -------    -------
Total revenues                             261      3,443     15,305     19,009
                                       -------    -------    -------    -------

EXPENSES:
Hotel operations:
  Rooms                                      0        727      2,947      3,674
  Administrative                             0        302      1,838      2,140
  Marketing                                  0        367      1,572      1,939
  Energy                                     0        171        716        887
  Repair and maintenance                     0        214        800      1,014
  Management fees                            0        103        644        747
  Property taxes                             0        127        441        568
  Other                                      0        234        483        717
                                       -------    -------    -------    -------
Hotel operations                             0      2,245      9,441     11,686
Depreciation and other
  amortization                               0        383      1,238      1,621
Interest                                     0        646      2,602      3,248
General and administrative                 656          0          0        656
                                       -------    -------    -------    -------
Total expenses                             656      3,274     13,281     17,211
                                       -------    -------    -------    -------
NET INCOME(LOSS)                          (395)       169      2,024      1,798

Plus non-cash items - net                    0        384      1,388      1,772
Less notes payable
  principal payments                         0         98        179        277
                                       -------    -------    -------    -------
Project operations                        (395)       455      3,233      3,293

Capital Improvements                         0        426        657      1,083
                                       -------    -------    -------    -------
Project operations after
  capital improvements                 ($  395)   $    29    $ 2,576    $ 2,210
                                       =======    =======    =======    =======


Occupancy                                  N/A        82%        83%        83%
ADR                                        N/A    $ 87.50    $ 81.17    $ 82.22

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

In late October 1998, 2300 and NLC filed a second amended complaint, asserting that a certain 1989 three-party agreement among NLC, the Partnership and the holder of a mortgage on the Hotel and the Land entitles 2300 and NLC to obtain judgment for, among other things, the cost, including attorney's fees, of this action and of Nelson's time and efforts on behalf of NLC in this action. The Partnership has not yet responded to this second amended complaint.

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

In May 1996, the Partnership obtained a temporary injunction staying NLC from undertaking any efforts to exercise any remedies pursuant to the Wrap Note or the Lease. NLC and 2300 filed an answer in June, together with a counterclaim against the Partnership. NLC and 2300 claimed damages from the Partnership and asked the Court to permit acceleration of the Wrap Note and termination of the Lease. In July 1996, the Partnership filed a motion for summary judgment in this case, asking that the Court award the relief sought by it and that the Court dismiss the counterclaim of NLC and 2300. At a hearing on this motion held in August 1996 the Court granted the Partnership's motion. The defendants have appealed all judgments for the Partnership in this case. The Partnership and the defendants have agreed on an attorneys' fee award to the Partnership of $60,000, but no payment is expected until the defendants' appeal is resolved. Oral arguments regarding this appeal were held in July 1998, and in September 1998 the appellate court affirmed the judgments for the Partnership. Defendants moved for rehearing, which has been denied. Defendants have until December 14, 1998 to file an application with the Tennessee Supreme Court for permission to appeal the appellate court decision.

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

The Inducement Action Defendants removed the lawsuit from the Chancery Court to the U.S. District Court for Tennessee on July 25, 1997. On August 11, 1997, Nelson asked the Court to remand this action to the Chancery Court and on January 28, 1998, the Court remanded this action back to the Chancery Court. In the Inducement Action, Defendants in June 1998 filed a motion to dismiss the complaint against the Employees and one of the Affiliates named in the action based on lack of jurisdiction and against the remaining Affiliates based on failure to state a claim. The Chancery Court in September 1998 dismissed the complaint against all Affiliates but one and denied the remaining requests for dismissal.

The legal and other expenses of the Inducement Action Defendants in the Inducement Action arising as a result of the allegations made by Nelson will be paid by the Partnership pursuant to the indemnification provisions of the Partnership's limited partnership agreement and subject to the conditions set forth in those provisions.

Potential Impact of Litigation

The anticipated foreclosure of the Residence Inn - Nashville, as well as (i) the substantial legal fees and costs that have been and are expected to be incurred by the Partnership in connection with the existing lawsuits, (ii) the usual uncertainty of litigation, and (iii) the effect of these lawsuits on the Partnership's present ability to refinance or sell the Hotel, create substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from these uncertainties.


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


              METRIC PARTNERS GROWTH SUITE INVESTORS, L.P., a California Limited Partnership


                            By:      Metric Realty
                                     an Illinois general partnership
                                     its Managing General Partner


                            By:      SSR Realty Advisors, Inc.,
                                     a Delaware corporation
                                     its Managing General Partner


                            By:      /s/ William A. Finelli
                                     ----------------------
                                     William A. Finelli
                                     Managing Director,
                                     Principal Financial and Accounting Officer
                                     of SSR Realty Advisors, Inc.


                            Date:     November 12, 1998
                                      -----------------