Form 10-K405
period 1998-12-31
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 1999-03-31
CIK 800730

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the transition period from                     to
                                        -------------------    -----------------

         Commission file number 0-17660

                                 METRIC PARTNERS
                          GROWTH SUITE INVESTORS, L.P.,

                        a California Limited Partnership
             (Exact name of Registrant as specified in its charter)

           CALIFORNIA                                   94-3050708
     ----------------------                 ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          1 California Street
       San Francisco, California                        94111-5415
   --------------------------------         ------------------------------------
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

The Partnership's Registration Statement filed pursuant to the Securities Act of 1933 (No. 33-8610) was declared effective by the Securities and Exchange
Commission on April 14, 1988. The Partnership marketed its securities pursuant to its Prospectus dated April 14, 1988, which was thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933.

The principal business of the Partnership is to acquire, hold for investment, manage and ultimately sell all-suite, extended stay hotels, which are operated under franchise licenses from Residence Inn by Marriott, Inc. The Partnership is a "closed" limited partnership real estate syndicate. For a further description of the Partnership's business, see the sections entitled "Risk Factors" and "Investment Objectives and Policies" in the Prospectus.

Beginning in April 1988, the Partnership offered $60,000,000 in Limited Partnership Assignee Units. The offering was closed on June 30, 1989, with total funding of $59,932,000. The net proceeds of the offering were used to purchase ten hotel properties, which are described in Item 2. The acquisition activities of the Partnership were completed on March 16, 1990, with the purchase of a final hotel property, the Residence Inn - Altamonte Springs. Since that time, the principal activity of the Partnership has been managing its portfolio. As the Partnership's long-term goal is to ultimately liquidate the portfolio, the markets where the hotels are located have been monitored on an ongoing basis for potential sales opportunities. The Partnership entered into a purchase and sale agreement for the Residence Inn-Atlanta (Perimeter West) with an unaffiliated buyer and sold the property on October 3, 1995. In 1997, the Partnership marketed eight of the nine remaining hotels for sale, and on December 30, 1997, the hotels were sold to an unaffiliated buyer. The Partnership's sole remaining property is the Residence Inn - Nashville. On April 1, 1998, the balloon mortgage payment for this property became due and payable. In exchange for a six-month forbearance agreement, during which time the Partnership pursued the potential sale of the property, the lender received a principal reduction payment of $100,000, reimbursement of $20,000 of its costs, and regular monthly debt service payments through November 1, 1998. The Partnership subsequently determined that a sale of the property was not feasible, and, as the forbearance agreement has expired, it is likely that the property will be disposed of in the first half of 1999. The Partnership is currently negotiating with the lender to accept the deed in lieu of foreclosure and to assume the Marriott management contract, thereby relieving the Partnership of substantial contract termination fees that it would likely have to pay in the event of a foreclosure sale. In this regard, the Partnership has made the regular monthly debt service payments for the months of December 1998, January, February and March 1999, and intends to make the April 1999 payment. While the Partnership believes that the ground lease associated with the property would be terminated in the event of a foreclosure, or assumed by the lender in the event of a deed in lieu transfer, the Partnership may be obligated to pay deferred rent under the lease. Please refer to Part II, Item 7 and Item 8, Notes 5 and 6 to the financial statements.

Both the income and expenses of operating the property which the Partnership owns are subject to factors outside the Partnership's control, such as oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, or changes in patterns of needs of users. In addition, there are risks inherent in owning and operating hotels and other lodging facilities because such properties are management and labor intensive and especially susceptible to the impact of economic and other conditions outside the control of the Partnership.

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

Item 2.  Properties.

A description of the hotel properties which the Partnership owns or has owned is as follows:

Name and Location                                             Rooms    Date of Purchase  Date of Sale
-----------------                                             -----    ----------------  ------------
Residence Inn-Ontario                                           200          04/88          12/97
 2025 East D Street, Ontario, California

Residence Inn-Fort Wayne                                         80          06/88          12/97
 4919 Lima Road, Fort Wayne, Indiana

Residence Inn-Columbus East                                      80          06/88          12/97
 2084 South Hamilton Road, Columbus, Ohio

Residence Inn-Indianapolis                                       88          06/88          12/97
 3553 Founders Road, Indianapolis, Indiana

Residence Inn-Lexington                                          80          06/88          12/97
 1080 Newtown Pike, Lexington, Kentucky

Residence Inn-Louisville                                         96          06/88          12/97
 120 North Hurtsbourne Lane, Louisville, Kentucky

Residence Inn-Winston-Salem                                      88          06/88          12/97
 7835 North Point Blvd., Winston-Salem, North Carolina

Residence Inn-Nashville (Airport)                               168          05/89          N/A
 2300 Elm Hill Pike, Nashville, Tennessee

Residence Inn-Atlanta (Perimeter West)                          128          10/89          10/95
 6096 Barfield Road, Atlanta, Georgia

Residence Inn-Altamonte Springs                                 128          03/90          12/97
 270 Douglas Avenue, Altamonte Springs, Florida


See  the  Financial   Statements  in  Item  8  for  information   regarding  any
encumbrances to which the properties of the Partnership are or were subject.

Occupancy and room rates for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                                                Average                     Average
                                                           Occupancy Rate (%)          Daily Room Rate ($)
                                                           ------------------          -------------------
                                                         1998     1997     1996       1998    1997    1996
                                                         ----     ----     ----       ----    ----    ----
HOTELS:
Residence Inn-Ontario(2)........................          ---       71      74         ---    80.20   69.60
Residence Inn-Columbus East(2)..................          ---       88      87         ---    74.22   74.54
Residence Inn-Fort Wayne(2).....................          ---       85      88         ---    66.25   67.45
Residence Inn-Indianapolis(2)...........                  ---       76      82         ---    79.25   76.06
Residence Inn-Lexington(2)..............                  ---       89      91         ---    77.49   71.92
Residence Inn-Louisville(2).............                  ---       90      86         ---    91.95   86.31
Residence Inn-Winston-Salem(2)........                    ---       85      84         ---    79.36   75.95
Residence Inn-Nashville (Airport).......                   83       82      76       83.23    85.71   78.74
Residence Inn-Atlanta (Perimeter West) (1)                ---      ---     ---         ---      ---     ---
Residence Inn-Altamonte Springs(2)..............          ---       84      86         ---    91.45   83.73

(1) Sold in October 1995.
(2) Sold in December 1997.

                               Project Operations

Project Operations for the years ended December 31, 1998, 1997 and 1996 are shown on the following three pages. Project Operations tables reflect the components of income or loss (before gain on sale) for each property which the Partnership owns (or has owned) and the components of the loss at the Partnership level. In addition, non-cash items such as depreciation and amortization are shown. The tables also reflect principal payments on the Partnership's notes payable and capital improvements.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                        the Year Ended December 31, 1998
                                     (000's)

                                                            Sold
                                Partnership   Nashville    Hotels     Total
                                -----------   ---------    ------     -----
REVENUES:
Hotel operations:
  Rooms                           $     0      $ 4,241      $  0     $ 4,241
  Telephone and other                   0          204         0         204
                                  -------      -------      ----     -------
Hotel operations                        0        4,445         0       4,445
Interest and other                    726            0         0         726
                                  -------      -------      ----     -------
Total revenues                        726        4,445         0       5,171
                                  -------      -------      ----     -------

EXPENSES:
Hotel operations:
  Rooms                                 0          936         0         936
  Administrative                        0          577        34         611
  Marketing                             0          464         0         464
  Energy                                0          230         0         230
  Repair and maintenance                0          221         0         221
  Management fees                       0          152         0         152
  Property taxes                        0          112         0         112
  Other                                 0          258         0         258
                                  -------      -------      ----     -------
Hotel operations                        0        2,950        34       2,984
Depreciation and other
  amortization                          0          533         0         533
Interest                                0          853         6         859
General and administrative          1,023            0         0       1,023
Impairment provision for asset
  to be disposed of                     0          195         0         195
                                  -------      -------      ----     -------
Total expenses                      1,023        4,531        40       5,594
                                  -------      -------      ----     -------
INCOME(LOSS) (1)                     (297)         (86)      (40)       (423)

Plus non-cash items - net               0          728         0         728
Less notes payable
  principal payments                    0          222         0         222
                                  -------      -------      ----     -------
Project operations                   (297)         420       (40)         83

Capital Improvements                    0          262         0         262
                                  -------      -------      ----     -------
Project operations after
  capital improvements            ($  297)     $   158      ($40)    ($  179)
                                  =======      =======      ====     =======

Occupancy                                          83%                   83%
ADR                                             $83.23                $83.23

(1) Does not include gain on sale of property.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                        the Year Ended December 31, 1997
                                     (000's)
                               Columbus  Fort    Indian-            Louis-  Winston   Nash-          Altamonte
                      Ontario   (East)   Wayne   apolis  Lexington  ville    Salem    ville   Atlanta Springs Partnership Total
                      -------   -----    -----   ------  ---------  ------   -----    -----   ------- ------- ----------- -----
REVENUES:
Hotel operations:
  Rooms                $4,170   $1,905   $1,636   $1,936   $2,018   $2,883   $2,162   $4,285     $0   $3,592   $   0    $24,587
  Telephone and other     230       73       72       68      122      154      126      221      0      125       0      1,191
                       ------   ------   ------   ------   ------   ------   ------   ------     --   ------   -----    -------
Hotel operations        4,400    1,978    1,708    2,004    2,140    3,037    2,288    4,506      0    3,717       0     25,778
Interest and other          0        0        0        0        0        0        0        0      0        0     415        415
                       ------   ------   ------   ------   ------   ------   ------   ------     --   ------   -----    -------
Total revenues          4,400    1,978    1,708    2,004    2,140    3,037    2,288    4,506      0    3,717     415     26,193
                       ------   ------   ------   ------   ------   ------   ------   ------     --   ------   -----    -------

EXPENSES:
Hotel operations:
  Rooms                   827      465      340      499      330      523      493    1,007      0      739       0      5,223
  Administrative          545      282      211      234      298      388      252      400      0      398       0      3,008
  Marketing               474      198      168      208      200      303      252      489      0      385       0      2,677
  Energy                  249      113       94       94       79       91      118      234      0      190       0      1,262
  Repair and
   maintenance            235      126       77      134      126      133      139      299      0      184       0      1,453
  Management fees         150       59       67       60       97      140       99      150      0      183       0      1,005
  Property taxes           95       88       47       14       50       76       85      116      0      160       0        731
  Other                   174       56       52       50       66       85       76      311      0      105       0        975
                       ------   ------   ------   ------   ------   ------   ------   ------     --   ------   -----    -------
Hotel operations        2,749    1,387    1,056    1,293    1,246    1,739    1,514    3,006      0    2,344       0     16,334
Depreciation and
 other amortization       259      115      120      141      139      148      141      520      0      176       0      1,759
Interest                  855      273      289      335      326      376      330      861      0      682       0      4,327
General and
 administrative             0        0        0        0        0        0        0        0      0        0     959        959
                       ------   ------   ------   ------   ------   ------   ------   ------     --   ------   -----    -------
Total expenses          3,863    1,775    1,465    1,769    1,711    2,263    1,985    4,387      0    3,202     959     23,379
                       ------   ------   ------   ------   ------   ------   ------   ------     --   ------   -----    -------
INCOME(LOSS) (1)          537      203      243      235      429      774      303      119      0      515    (544)     2,814

Plus non-cash
 items-net                259      119      125      147      144      154      146      520      0      348       0      1,962
Less notes payable
 principal payments         0       20       21       25       24       28       24      133      0       91       0        366
                       ------   ------   ------   ------   ------   ------   ------   ------     --   ------   -----    -------
Project operations        796      302      347      357      549      900      425      506      0      772    (544)     4,410

Capital Improvements      261      284      121      225      118      161      389      428      0      263       0      2,250
                       ------   ------   ------   ------   ------   ------   ------   ------     --   ------   -----    -------
Project operations
 after capital
 improvements          $  535   $   18   $  226   $  132   $  431   $  739   $   36   $   78     $0   $  509   ($544)   $ 2,160
                       ======   ======   ======   ======   ======   ======   ======   ======     ==   ======   =====    =======

Occupancy                  71%      88%      85%      76%      89%      90%      85%      82%     0%      84%                82%
ADR                    $80.20   $74.22   $66.25   $79.25   $77.49   $91.95   $79.36   $85.71  $0.00   $91.45            $ 81.77

(1) Does not include gain on sale of properties.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        a California Limited Partnership

                  Project Operations of the Residence Inns for
                        the Year Ended December 31, 1996
                                     (000's)
                             Columbus  Fort     Indian-             Louis-   Winston     Nash-          Altamonte
                     Ontario  (East)   Wayne    apolis   Lexington  ville     Salem      ville   Atlanta Springs Partnership  Total
                     -------  -----    -----    ------   ---------  ------    -----      -----   ------- ------- -----------  -----
REVENUES:
Hotel operations:
  Rooms              $3,843   $1,923   $1,753   $ 2,031    $1,947   $2,653   $ 2,082    $ 3,744    $ 0    $3,412   $     0   $23,388
  Telephone and other   242       82       98        94       140      160       134        148      0       124         0     1,222
                     ------   ------   ------   -------    ------   ------   -------    -------    ---    ------   -------   -------
Hotel operations      4,085    2,005    1,851     2,125     2,087    2,813     2,216      3,892      0     3,536         0    24,610
Interest and other        0        0        0         0         0        0         0          0      0         0       435       435
                     ------   ------   ------   -------    ------   ------   -------    -------    ---    ------   -------   -------
Total revenues        4,085    2,005    1,851     2,125     2,087    2,813     2,216      3,892      0     3,536       435    25,045
                     ------   ------   ------   -------    ------   ------   -------    -------    ---    ------   -------   -------

EXPENSES:
Hotel operations:
  Rooms                 698      458      366       490       342      482       444        930      0       689         0     4,899
  Administrative        467      254      234       287       287      270       287        627      9       379         0     3,101
  Marketing             468      198      197       259       248      310       252        451      0       379         0     2,762
  Energy                245      109       95       114        88      100       115        239      0       176         0     1,281
  Repair and
   maintenance          202      115       88       123       131      121       146        320      0       165         0     1,411
  Management fees       123       74       89        64        76      115        94        117      0       164         0       916
  Property taxes         94       71       29        76        52       77        63        112      0       164         0       738
  Other                 146       60       51        48        70       83        66        316      0        77         0       917
                     ------   ------   ------   -------    ------   ------   -------    -------    ---    ------   -------   -------
Hotel operations      2,443    1,339    1,149     1,461     1,294    1,558     1,467      3,112      9     2,193         0    16,025
Depreciation and
 other amortization     505      218      224       264       258      301       263        496      0       404         0     2,933
Interest                855      277      291       337       328      379       333        872      0       678         0     4,350
General and
 administrative           0        0        0         0         0        0         0          0      0         0     1,216     1,216
                     ------   ------   ------   -------    ------   ------   -------    -------    ---    ------   -------   -------
Total expenses        3,803    1,834    1,664     2,062     1,880    2,238     2,063      4,480      9     3,275     1,216    24,524
                     ------   ------   ------   -------    ------   ------   -------    -------    ---    ------   -------   -------
INCOME(LOSS)            282      171      187        63       207      575       153       (588)    (9)      261      (781)      521

Plus non-cash
  items-net             505      222      228       269       263      307       268        496      0       564         0     3,122
Less notes payable
  principal payments      3       18       19        22        22       25        22        129      0       100         0       360
                     ------   ------   ------   -------    ------   ------   -------    -------    ---    ------   -------   -------
Project operations      784      375      396       310       448      857       399       (221)    (9)      725      (781)    3,283

Capital Improvements     84      179      276       319       361      221       430        548      0       153         0     2,571
                     ------   ------   ------   -------    ------   ------   -------    -------    ---    ------   -------   -------
Project operations
  after capital
  improvements       $  700   $  196   $  120   ($    9)   $   87   $  636   ($   31)   ($  769)   ($9)   $  572   ($  781)  $   712
                     ======   ======   ======   =======    ======   ======   =======    =======    ===    ======   =======   =======


Occupancy               74%      87%      88%       82%       91%      86%       84%        76%     0%       86%                 82%
ADR                  $69.60   $74.54   $67.45   $ 76.06    $71.92   $86.31   $ 75.95    $ 78.74  $0.00    $83.73             $ 76.13

                                      -7-

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

Metric Partners Growth Suite Investors, L.P. vs. Nashville Lodging Co., 2300 Elm Hill Pike, Inc., Orlando Residence, Ltd., and LaSalle National Bank, as trustee under that certain pooling and servicing agreement, dated July 11, 1995, for the holders of the WHP Commercial Mortgage Pass Through Certificates, Series 1995C1 and Robert Holland, Trustee, Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 96-1405-III. [Proceeding concluded in March 1999; see Part II, Item 8, Note 8 to the financial statements.]

Kenneth E. Nelson and Nashville Lodging Co., vs. Metric Realty et. al., Tennessee Chancery Court for Davidson County, Case No. 97-2189-III.

For information regarding these lawsuits, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8,
Note 8 to the financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Limited Partnership Assignee Unit holders are entitled to certain distributions as provided in the Partnership Agreement. From inception through April 9, 1998, Assignee Unit holders have received distributions from operations and sales ranging from $611 - $704 for each $1,000 limited partnership assignee Unit, inclusive of $310 from sales proceeds. No market for Limited Partnership Assignee Units exists, nor is one expected to develop.

As of December 31, 1998, the approximate number of holders of Limited Partnership Assignee Units was as follows:

     Title of Class                                 Number of Record Holders*
     --------------                                 -------------------------

     Limited Partnership Assignee Units..................     4,405

*Number of Investments

Item 6.  Selected Financial Data.

The following represents selected financial data for Metric Partners Growth Suite Investors, L.P., a California Limited Partnership, for each of the five years in the period ended December 31, 1998. The data should be read in conjunction with the financial statements included elsewhere herein.

                                                                             For the Year Ended
                                                                                 December 31
                                                              ------------------------------------------------
                                                                1998(2)    1997     1996      1995      1994
                                                               -------     ----     ----      ----      ----
                                                                 (amounts in thousands except per unit data)
 Total Revenues                                               $  5,171   $26,193  $25,045  $ 26,107   $ 25,008
                                                              ========   =======  =======  ========   ========
 Net Income (Loss):
     Income (Loss) Before Gain on Sale of Properties          $   (423)  $ 2,814  $   521  $     69   $   (947)
     Gain on Sale of Properties                                    300     7,505     --       3,275       --
                                                              --------   -------  -------  --------   --------

 Net Income(Loss)                                             $   (123)  $10,319  $   521  $  3,344   $   (947)
                                                              ========   =======  =======  ========   ========

 Net Income (Loss) per Limited Partnership Assignee Unit(1):
     Income (Loss) Before Gain on Sale of Properties          $     (7)  $    47  $     8  $     (1)  $    (19)
     Gain on Sale of Properties                                      5       120     --          53       --
                                                              --------   -------  -------  --------   --------
 Net Income(Loss) per Limited Partnership Assignee Unit       $     (2)  $   167  $     8  $     52   $    (19)
                                                              ========   =======  =======  ========   ========

 Total Assets                                                 $ 21,845   $60,636  $67,436   $71 071   $ 74,936
                                                              ========   =======  =======  ========   ========

 Long Term Obligations:
     Notes Payable                                            $  8,292   $26,983  $42,518  $ 42,669   $ 48,800
                                                              ========   =======  =======  ========   ========

 Cash Distributions per Limited Partnership Assignee Unit     $    288   $    40  $    68  $     32   $     30
                                                              ========   =======  =======  ========   ========

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

Year 2000 Readiness Disclosure

With the change to the year 2000, computer programs or hardware utilizing two digits rather than four to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to conduct normal business activities.

In anticipation of the year 2000, in late 1996 the Managing General Partner conducted a thorough inventory of all software programs it had in use and identified programs that would require modification to correct date handling methodology. Furthermore, the Managing General Partner initiated a policy requiring that all future software purchases be year-2000 compliant. With the exception of the Managing General Partner's financial accounting system, the majority of the hardware and software in use was determined to be year-2000 compliant or it was determined that compliance could be achieved with minor modifications. These modifications were 100% completed by year-end 1998. With respect to the financial accounting system, the Managing General Partner is in the process of implementing a Year 2000-compliant software product to replace its existing system, and anticipates the new system to be fully operational and tested by July 31, 1999. All necessary changes have been and will continue to be undertaken at no cost to the Partnership.

In addition to internal systems, the Managing General Partner surveyed third parties that provide essential business services to determine their state of year-2000 readiness. The Partnership's Servicing and Transfer Agent, Gemisys, utilizes a platform programmed to correctly interpret the change to the new century. The state of year-2000 readiness of Marriott, the manager of the remaining hotel, is not considered to be of significance, as the hotel will likely be disposed of prior to year-end 1999.

The Managing General Partner anticipates there to be no material exposure to year-2000 issues. However, should the Managing General Partner's new financial accounting system not be fully operational by December 31, 1999, the Managing General Partner's contingency plan would be to process necessary transactions utilizing non-date sensitive software.

The Partnership sold eight of its nine remaining hotels in December 1997, and anticipates disposing of its final remaining property, the Residence Inn - Nashville, in the first half of 1999. Accordingly, historical financial information will not be representative of future results. Future results of operations will be dependent on the operations of the Residence Inn - Nashville and its ultimate disposal, general and administrative expenses and interest income, as well as the outcome of the legal proceedings relating to this hotel.

Results of Operations

1998 Compared to 1997

Net loss was $123,000 in 1998 compared to net income of $10,319,000 in 1997. The change is primarily due to the sale of eight properties on December 30, 1997, when a gain on sale totaling $7,505,000 was recognized. In 1998, the gain on sale was $300,000 relating to the portion of the 1995 gain on sale of the Residence Inn - Atlanta (Perimeter West) which had been deferred pending certain contingencies that have now been removed. (See Item 8, Note 7 to the financial statements). In 1998, the Partnership recognized a $195,000 provision for impairment on its remaining property, the Residence Inn - Nashville, as described in Notes 4 and 5 to the financial statements. Operations at the Residence Inn - Nashville dropped slightly in 1998 compared to 1997 while interest income increased substantially.

Revenues and expenses from hotel operations as well as depreciation and interest expense decreased substantially in 1998 when compared to 1997 due to the sale of the eight hotels in 1997. Revenues from the Partnership's remaining hotel also decreased as room rates were lowered in an attempt to maintain occupancy levels. The operating expenses decreased at this hotel in 1998 compared to 1997, as a substantial increase in administrative expenses was more than offset by decreases in room operating costs, marketing, repair and maintenance and ground lease expense. The administrative expenses were unusually low in 1997 due to the recognition of a $95,000 credit related to the settlement of disputed sales and use taxes which had been assessed by the State of Tennessee.

Interest income increased by $311,000 in 1998 compared to 1997 due to higher cash balances resulting from sales proceeds. General and administrative expenses increased in 1998 compared to 1997 primarily as a result of an increase in legal expenses which was only partially offset by decreases in Partnership management fees and administrative costs.

The operations of the Partnership's single remaining property and the market in which it is located are described below.

Residence Inn - Nashville: Operations were positive for 1998 but declined in comparison to the prior year resulting primarily from the $100,000 principal reduction payment, as discussed below and in Note 5 to the financial statements. While occupancy increased 1% to 83%, the average daily room rate decreased by $2.48 to $83.23, in comparison to the prior year. Market conditions deteriorated significantly during the latter part of the year due primarily to the reduction in tourism to Nashville resulting from the closure of the Opryland Theme Park, in combination with reduced bookings for the Opryland Convention Center. The hotel continues to rely heavily on a marketing strategy involving coordination among all local Marriott products.

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

Partnership Liquidity and Capital Resources

Introduction

As presented in the Statements of Cash Flows, cash was used by operating activities. Cash was provided by investing activities from sales proceeds previously held in escrow and proceeds from sale of cash investments and was used for capital improvements and an increase in restricted cash. Cash was used by financing activities for distribution to partners, payment of prepayment penalties and principal payments on notes payable.

The results of project operations before capital improvements for the year ended December 31, 1998 are determined by net income or loss before gain on sale of property adjusted for non-cash items such as depreciation, amortization, and impairment provision for asset to be disposed of, and reduced by principal payments made on the notes payable (see Item 2. Properties). The project operations before capital improvements is an indication of the operational performance of the property. During 1998, the Partnership's remaining property generated positive project operations before deductions for capital improvements. The Partnership, after taking into account results of project operations before capital improvements, interest income, and general and administrative expenses, on an accrual basis, experienced negative results from operations. Project operations should not be considered as an alternative to net income or loss (as presented in the financial statements), as an indicator of the Partnership's operating performance, or as an alternative to cash flow as a measure of liquidity. Project operations after capital improvements for any given year may not be indicative of the property's general performance as capital improvements are likely to be made in large amounts when associated with renovation programs.

The Partnership considers cash investments to be those investments (primarily commercial paper) with an original maturity date of more than three months at time of purchase. There were no cash investments at December 31, 1998.

The former management company at the Residence Inn-Ontario which is controlled by Kenneth E. Nelson ("Nelson") defaulted on certain obligations under the management agreement. As discussed in Note 8 to the financial statements, in 1991, the Partnership terminated the management agreement and initiated legal proceedings against the former management company. The management company withheld $194,000 from property funds in unauthorized management fees prior to relinquishing management of the property. The $194,000 was treated as a receivable in the Partnership's financial statements until 1996 when it was written off. See discussion in the Results of Operations section. In March 1993 the parties verbally agreed to settle the lawsuit (the "SF Settlement"); however, difficulties arose in consummating the settlement. After a hearing in May 1994, the Court ruled in June that in the settlement the Partnership had agreed to purchase the land underlying the Residence Inn-Nashville (the "Land") from Nashville Lodging Company ("NLC"), an affiliate of Nelson, subject to a lis pendens on the Land.

Following this ruling, the Partnership has attempted to negotiate and enter into a settlement agreement and a land purchase agreement and related agreements (the "Settlement Documents") among itself and Nelson and NLC and another Nelson entity, 2300 Elm Hill Pike, Inc. ("2300"). To date, these parties have not been able to reach agreement on all issues relating to the Settlement Documents.

As discussed in Item 8, Note 8 to the financial statements, in May 1991 legal proceedings were initiated against the Partnership and others by Orlando Residence Ltd., ("Orlando"), holder of a promissory note issued by a previous owner of the Residence Inn-Nashville (Airport) (the "Hotel"). Orlando claimed the sale of the Hotel to the Partnership by NLC was intended to defraud, hinder and delay Orlando's recovery of the amount owed to it. The Partnership obtained a summary judgement dismissing the case against it on September 15, 1993.

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

See Item 8, Note 8 to the financial statements for more information about the foregoing and other related proceedings.

In December 1996 the Partnership reported its intention to proceed with the marketing for sale of the remaining hotels in the portfolio, and the sale of eight of the nine remaining hotels was completed on December 30, 1997.

In January  1998,  the  Partnership  made two  distributions  to its general and limited partners, one totaling $16,818,000, representing a portion of the net sales proceeds, and another one totaling $612,000 representing a distribution from 1997 operations. In April 1998, the Partnership made another distribution to its partners totaling $229,000 in order to comply with certain states' tax withholding requirements. Since these distributions, the Partnership has maintained approximately $12 million in average cash balances (including
$5,000,000 of restricted cash, as discussed in Note 8 to the financial statements). The balance may change depending upon the outcome of the
Partnership's negotiations with the lender with respect to the note on the Residence Inn - Nashville (see below). With respect to the use of cash, the Partnership continues to be under certain restrictions as discussed in Item 8,
Note 8 to the financial statements.

On April 1, 1998, the balloon mortgage payment for the Residence Inn - Nashville, totaling approximately $8.5 million, became due and payable (see Note 5 to the financial statements). In exchange for a six-month forbearance agreement, during which time the Partnership pursued the potential sale of the property, the lender accepted a principal reduction payment of $100,000, reimbursement of $20,000 of its costs, and regular monthly debt service payments through November 1, 1998. The Partnership subsequently determined that a sale of the property was not feasible, and, as the forbearance agreement has expired, it is likely that the property will be disposed of in the first half of 1999. The Partnership is currently negotiating with the lender to accept the deed in lieu of foreclosure and to assume the Marriott management contract, thereby relieving the Partnership of substantial contract termination fees that it would likely have to pay in the event of a foreclosure sale. In this regard, the Partnership has made regular monthly debt service payments for the months of December 1998, January, February and March 1999, and intends to make the April 1999 payment. While the Partnership believes that the ground lease associated with the property would be terminated in the event of a foreclosure, or assumed by the lender in the event of a deed in lieu transfer, the Partnership may be obligated to pay deferred rent under the lease. Please refer to Part II, Item 7 and Item 8, Notes 5 and 6 to the financial statements.

In 1998, the Partnership incurred $262,000 for capital improvements at the Residence Inn - Nashville. The majority was spent on concrete work, decks and necessary improvements to the foundation. In 1999, the capital plan, as proposed by Marriott, calls for spending approximately $1,921,000, of which $1,260,000 is budgeted for suite renovations commencing in the second quarter of 1999. These improvements are generally necessary to enable the remaining property to remain competitive in the market and are required under the franchise agreement. The Partnership, however, has not approved the 1999 capital plan and has put most capital expenditures on hold pending the disposal of the hotel.

During the second and third quarters of 1995 the Partnership worked with Marriott in an effort to restructure contracts on certain Partnership hotels under their management. An agreement was reached whereby Marriott reduced the base management fee, and incorporated incentive fees which are tied to the operations of the properties. The restructured agreements also provided for an increase in certain marketing fees charged by Marriott. The length of the contract terms was reduced. In addition, the Partnership was permitted to terminate the contract after a five year term in connection with a sale of the hotels. A termination fee was payable if the purchaser were not to continue the Residence Inn by Marriott franchise. In exchange, the Partnership executed new agreements with Marriott for the management of the Residence Inns located in Altamonte Springs, Nashville, and Ontario. Effective January 1, 1996, Marriott managed all nine of the Partnership's then remaining hotels. Marriott continues to manage the Partnership's Residence Inn - Nashville.

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

At the beginning of 1997 the suspension of resale transactions was removed; however, on February 26, 1997, the Partnership's Transfer Agent informed the Managing General Partner that trading had again reached 4.9% (near the 5% maximum percentage), at which time the Managing General Partner again suspended processing of resale transactions through the remainder of the calendar year.

At the beginning of 1998 the suspension of resale transactions was removed, although yet again on June 24, 1998 the Partnership's Transfer Agent informed the Managing General Partner that trading had again reached 4.9% at which time the Managing General Partner again suspended processing of resale transactions. Unit holders were advised of that suspension in accordance with Section 12.1 of the Partnership Agreement, via a special communication dated June 24, 1998 and all paperwork submitted from the time of the suspension through the remainder of the calendar year was returned to the originator.

At the beginning of 1999 the suspension of resale transactions was removed. Through March 25, 1999, the Partnership's Transfer Agent processed non-exempt resale transactions representing approximately 3.0% of the total number of outstanding Units. Should non-exempt resale transactions representing 4.9% of the total number of outstanding Units be reached, the Managing General Partner will again suspend processing of these transactions. In this event investors will be notified promptly.

Conclusion

Since 1994 the Partnership has provided investors an estimated net asset value per Unit based upon year-end appraisals of the Partnership's real property in combination with all other Partnership assets and liabilities as of year-end. In view of (i) the sale of all of the Partnership's properties except the Residence Inn - Nashville; (ii) the anticipated foreclosure or transfer pursuant to a deed in lieu of foreclosure of the Residence Inn - Nashville; (iii) the Partnership's potential liability of $1,400,000 in contract termination fees plus other costs upon disposal of the hotel; (iv) distributions the General Partners will be obligated to return to the Partnership prior to its liquidation; and (v)
uncertainties related to the litigation relating to that property, the Partnership will no longer provide an estimated net asset value per Unit.

However, the Partnership is aware that some resales of Units have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any given time period and occur at a price negotiated between the buyer and seller. The Partnership has no knowledge concerning how a particular price may be determined. A total of 259 resale transactions were recorded on the books of the Partnership's Transfer Agent between January 1, 1998 and June 24, 1998 (at which time the Partnership suspended trading- see above), reflecting prices ranging from $112 to $417 per Unit, with a simple average price of $323. A total of 112 resale transactions have been recorded on the books of the Partnership's transfer agent between January 1, 1999 and March 25, 1999, reflecting prices ranging from $75 to $415 per Unit, with a simple average price of $104. The Partnership's knowledge of these transactions is based solely on the books and records of its Transfer Agent.

As discussed in Item 8, Note 9 to the financial statements, there is substantial doubt regarding the Partnership's ability to continue as a going concern. The Partnership does not expect to receive any significant cash flow through December 31, 1999.

Item 8.    Financial Statements and Financial Statement Schedules.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
Report of Independent Auditors............................................................................      16
Financial Statements:
   Balance Sheets at December 31, 1998 and 1997...........................................................      17
   Statements of Operations for the Years ended December 31, 1998, 1997 and 1996..........................      18
   Statements of Partners' Equity (Deficiency) for the Years ended December 31, 1998, 1997 and 1996.......      19
   Statements of Cash Flows for the Years ended December 31, 1998, 1997 and 1996..........................      20
   Notes to Financial Statements..........................................................................   21-28
Financial Statement Schedule:
   Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998 and 1997..................   29-30

      Financial statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the financial statements.

                         REPORT OF INDEPENDENT AUDITORS

Metric Partners Growth Suite Investors, L.P., a California Limited Partnership:

      We have audited the accompanying balance sheets of Metric Partners Growth Suite Investors, L.P., a California Limited Partnership, (the "Partnership") as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficiency) and cash flows for the three years in the period ended December 31, 1998. Our audit also included the financial statement schedule of the Partnership listed in the accompanying table of contents. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1998 and 1997, and the results of its operations and its cash flows for the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for 1998 and 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 8 to the financial statements, the Partnership is involved in litigation in connection with its one remaining hotel property. Additionally, as discussed in Note 5 to the financial statements, the property was subject to a mortgage note payable that became due on April 1, 1998, and is in default. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The Partnership's plans as to these matters are also described in Notes 4 and 5. The accompanying financial statements do not include any adjustments that might result from this uncertainty.


                                                               Ernst & Young LLP

San Francisco, California
March 15, 1999


                                   METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                                       a California Limited Partnership

                                                  BALANCE SHEETS
                                                   December 31,


                                        ASSETS                  1998           1997
                                                                ----           ----
CASH AND CASH EQUIVALENTS .................................  $ 7,485,000  $ 27,051,000
CASH INVESTMENTS ..........................................         --       3,888,000
CASH IN ESCROW ............................................         --      19,214,000
RESTRICTED CASH ...........................................    5,353,000       335,000
ACCOUNTS RECEIVABLE .......................................      672,000     1,295,000
PREPAID EXPENSES AND OTHER ASSETS .........................      126,000       178,000

PROPERTIES AND IMPROVEMENTS ...............................         --      13,909,000
ACCUMULATED DEPRECIATION ..................................         --      (5,263,000)
                                                             -----------  ------------

NET PROPERTIES AND IMPROVEMENTS ...........................         --       8,646,000
ASSET TO BE DISPOSED OF ...................................    8,185,000          --
DEFERRED FRANCHISE FEES ...................................       24,000        29,000
                                                             -----------  ------------

TOTAL ASSETS ..............................................  $21,845,000  $ 60,636,000
                                                             ===========  ============

                           LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE ..........................................  $   655,000  $  1,542,000
ACCRUED PROPERTY TAXES ....................................      114,000       116,000
ACCRUED PREPAYMENT PENALTIES ..............................         --         438,000
ACCRUED INTEREST ..........................................      333,000       307,000
OTHER LIABILITIES .........................................      751,000     1,487,000
DEFERRED GAIN ON SALE OF PROPERTY .........................         --         300,000
NOTES PAYABLE .............................................    8,292,000    26,983,000
                                                             -----------  ------------

TOTAL LIABILITIES .........................................   10,145,000    31,173,000
                                                             -----------  ------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:
    GENERAL PARTNERS ......................................         --         348,000
    LIMITED PARTNERS (59,932 units outstanding) ...........   11,700,000    29,115,000
                                                             -----------  ------------

TOTAL PARTNERS' EQUITY ....................................   11,700,000    29,463,000
                                                             -----------  ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY ....................  $21,845,000  $ 60,636,000
                                                             ===========  ============


                       See notes to financial statements

                               METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                                      a California Limited Partnership

                                          STATEMENTS OF OPERATIONS
                            For the Years Ended December 31, 1998, 1997 and 1996


                                                                          1998          1997         1996
                                                                          ----          ----         ----
REVENUES
Hotel operations ...................................................  $ 4,445,000   $25,778,000  $ 24,610,000
Interest and other .................................................      726,000       415,000       435,000
                                                                      -----------   -----------  ------------

Total revenues .....................................................    5,171,000    26,193,000    25,045,000
                                                                      -----------   -----------  ------------

EXPENSES (Including $282,000, $513,000 and $461,000 paid to managing general partner and affiliates in 1998, 1997 and 1996, respectively)
Hotel operations
     Rooms .........................................................      936,000     5,223,000     4,899,000
     Administrative ................................................      611,000     3,008,000     3,101,000
     Marketing .....................................................      464,000     2,677,000     2,762,000
     Energy ........................................................      230,000     1,262,000     1,281,000
     Repair and maintenance ........................................      221,000     1,453,000     1,411,000
     Management fees ...............................................      152,000     1,005,000       916,000
     Property taxes ................................................      112,000       731,000       738,000
     Other .........................................................      258,000       975,000       917,000
                                                                      -----------   -----------  ------------
Total hotel operations .............................................    2,984,000    16,334,000    16,025,000
Depreciation and other amortization ................................      533,000     1,759,000     2,933,000
Interest ...........................................................      859,000     4,327,000     4,350,000
General and administrative .........................................    1,023,000       959,000     1,216,000
Impairment provision for asset to be disposed of ...................      195,000          --            --
                                                                      -----------   -----------  ------------

Total expenses .....................................................    5,594,000    23,379,000    24,524,000
                                                                      -----------   -----------  ------------

INCOME (LOSS) BEFORE GAIN ON SALE OF PROPERTIES ....................     (423,000)    2,814,000       521,000
Gain on sale of properties .........................................      300,000     7,505,000          --
                                                                      -----------   -----------  ------------

NET INCOME (LOSS) ..................................................  $  (123,000)  $10,319,000  $    521,000
                                                                      ===========   ===========  ============

NET INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT:
Income (loss) before gain on sale of properties ....................  $        (7)  $        47  $          8

Gain on sale of properties .........................................            5           120          --
                                                                      -----------   -----------  ------------
NET INCOME (LOSS) ..................................................  $        (2)  $       167  $          8
                                                                      ===========   ===========  ============

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP ASIGNEE UNIT ............  $       288   $        40  $         68
                                                                      ===========   ===========  ============

                       See notes to financial statements


                               METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                                      a California Limited Partnership

                                STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                           For the Years Ended December 31, 1998, 1997 and 1996


                                                  General       Limited
                                                  Partners      Partners        Total
                                                  --------      --------        -----
BALANCE, January 1, 1996 ......................  $ 100,000   $ 25,150,000   $ 25,250,000
Net Income ....................................     43,000        478,000        521,000
Cash Distributions ............................    (84,000)    (4,097,000)    (4,181,000)
                                                 ---------   ------------   ------------
BALANCE, DECEMBER 31, 1996 ....................     59,000     21,531,000     21,590,000
Income Before Gain on Sale of Properties ......      2,000      2,812,000      2,814,000
Gain on Sale of Properties ....................    336,000      7,169,000      7,505,000
Cash Distributions ............................    (49,000)    (2,397,000)    (2,446,000)
                                                 ---------   ------------   ------------
BALANCE, DECEMBER 31, 1997 ....................    348,000     29,115,000     29,463,000
Income (Loss) Before Gain on Sale of Properties      5,000       (428,000)      (423,000)
Gain on Sale of Properties ....................       --          300,000        300,000
Cash Distributions ............................   (353,000)   (17,287,000)   (17,640,000)
                                                 ---------   ------------   ------------
BALANCE, DECEMBER 31, 1998 ....................  $    --     $ 11,700,000   $ 11,700,000
                                                 =========   ============   ============


                       See notes to financial statements.

                                METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                                      a California Limited Partnership

                                          STATEMENTS OF CASH FLOWS
                            For the Years Ended December 31, 1998, 1997 and 1996


                                                                          1998            1997           1996
                                                                          ----            ----           ----
OPERATING ACTIVITIES:
Net income (loss) ...................................................  $   (123,000)  $ 10,319,000   $    521,000
Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
     Depreciation and other amortization ............................       533,000      1,962,000      3,122,000
     Cost associated with note payable change (see Note 5) ..........          --             --           74,000
     Impairment provision for asset to be disposed of ...............       195,000           --             --
     Gain on sale of properties .....................................      (300,000)    (7,505,000)          --
     Changes in operating assets and liabilities:
         Accounts receivable ........................................       623,000       (580,000)       319,000
         Prepaid expenses and other assets ..........................        52,000         (1,000)       (13,000)
         Accounts payable, accrued expenses and other liabilities ...    (1,381,000)       206,000        176,000
                                                                       ------------   ------------   ------------
Net cash provided (used) by operating activities ....................      (401,000)     4,401,000      4,199,000
                                                                       ------------   ------------   ------------

INVESTING ACTIVITIES:
Proceeds from sale of properties ....................................          --       58,644,000           --
Capital improvements ................................................      (480,000)    (2,032,000)    (2,571,000)
Cash in escrow ......................................................    19,214,000    (19,214,000)          --
Restricted cash - increase ..........................................    (5,018,000)       (27,000)        (6,000)
Purchase of cash investments ........................................          --       (3,888,000)    (5,862,000)
Proceeds from sale of cash investments ..............................     3,888,000      3,893,000      1,969,000
                                                                       ------------   ------------   ------------
Net cash provided (used) by investing activities ....................    17,604,000     37,376,000     (6,470,000)
                                                                       ------------   ------------   ------------

FINANCING ACTIVITIES:
Notes payable principal payments ....................................   (18,691,000)   (15,716,000)      (360,000)
Prepayment penalties paid ...........................................      (438,000)          --             --
Cash distributions to partners ......................................   (17,640,000)    (2,446,000)    (4,181,000)
                                                                       ------------   ------------   ------------
Cash used by financing activities ...................................   (36,769,000)   (18,162,000)    (4,541,000)
                                                                       ------------   ------------   ------------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS .........................................................   (19,566,000)    23,615,000     (6,812,000)
Cash and cash equivalents at beginning of year ......................    27,051,000      3,436,000     10,248,000
                                                                       ------------   ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR ............................  $  7,485,000   $ 27,051,000   $  3,436,000
                                                                       ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash during the year ...............................  $    833,000   $  4,080,000   $  4,242,000
                                                                       ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES


Note payable increase (see Note 5) ..................................          --             --     $     74,000
                                                                       ============   ============   ============

Capital improvements - accrued ......................................          --     $    218,000           --
                                                                       ============   ============   ============

Accrued prepayment penalties ........................................          --     $    438,000           --
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

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                          NOTES TO FINANCIAL STATEMENTS


1.    Organization and Summary of Significant Accounting Policies

Organization - Metric Partners Growth Suite Investors, L.P., a California Limited Partnership (the "Partnership"), was organized under the laws of the State of California to acquire, hold for investment, manage, and ultimately sell, all-suite, extended stay hotels which are a franchise of the Residence Inn by Marriott, Inc. The managing general partner is Metric Realty, an Illinois general partnership. The Associate General Partner of the Partnership is GHI Associates II, L.P., a California Limited Partnership, of which Metric Realty is the general partner and Prudential-Bache Properties, Inc., a wholly-owned subsidiary of Prudential Securities Group Inc., is the limited partner. Through March 31, 1997, Metric Realty was owned by Metric Holdings, Inc. and Metric Realty Corp. Metric Realty Corp. was the Managing Partner of Metric Realty. On April 1, 1997, Metric Holdings, Inc. and Metric Realty Corp., the partners of the Managing General Partner, Metric Realty, were involved in certain corporate transactions. Pursuant to these transactions, (i) Metric Holdings, Inc. was merged into a newly-formed corporation known as SSR Realty Advisors, Inc. ("SSR Realty"), which became the managing partner of Metric Realty, and (ii) Metric Realty Corp. was merged into Metric Property Management, Inc., a subsidiary of SSR Realty. Accordingly, the partners of Metric Realty are now SSR Realty and Metric Property Management, Inc. After consummation of these transactions, both partners of Metric Realty continue to be wholly-owned individual subsidiaries of Metropolitan Life Insurance Company, as were both partners prior to the occurrence of such transactions. The Partnership was organized on June 28, 1984, and commenced operations on April 14, 1988. Capital contributions of $59,932,000 ($1,000 per assignee Unit) were made by the limited partners.

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, cash investments and restricted cash approximate their fair value. It is not practicable to estimate the fair value of the note payable because the note is in default and the related property securing the note is subject to litigation; therefore, there is no readily determinable market for the note.

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

Cash Investments - Cash investments include all cash investments not considered cash or cash equivalents. The cash investment at December 31, 1997 matured in March 1998 and carried interest at an effective rate of 5.6% per annum. There were no cash investments at December 31, 1998.

Restricted Cash - The restricted cash at December 31, 1998 includes $5,000,000 that (as discussed in Note 8) the Court enjoined the Partnership from conveying, transferring, or otherwise disposing of. The balance at December 31, 1998 and the amount at December 31, 1997, consists of amounts related to the sale of the Residence Inn - Atlanta (Perimeter West) which were deposited into an escrow account. See Note 7.

Cash in Escrow - Cash in escrow at December 31, 1997 consisted of $19,070,000 due to the lender of the notes payable on six of the hotels sold on December 30, 1997, and $144,000 in funds held in escrow pending final closing settlement by the escrow agent. The $19,070,000 was paid to the lender on January 2, 1998. The amount represented $18,469,000 principal due, $438,000 prepayment penalties and $163,000 accrued interest. The $144,000 excess funds held by the escrow agent were returned to the Partnership on January 5, 1998. See Note 7.

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

Properties and Improvements - At December 31, 1997, the Partnership's remaining property was stated at cost. At December 31, 1998, the property was classified as asset to be disposed of and a provision for impairment was recorded in 1998.

Asset to be disposed of - Asset to be disposed of is stated at the lower of its carrying value amount or estimated fair value. Depreciation is not recorded on an asset to be disposed of, therefore, no further depreciation will be taken after December 31, 1998.

Gain on Sale of Properties - Sales are generally recorded at the close of escrow or after title has been transferred to buyer and after appropriate payments have been received and other criteria have been met.

Depreciation - Depreciation was computed using the straight-line method over estimated useful lives of 30 years for buildings and improvements and six years for furnishings.

Marketing - Marketing costs are expensed as incurred.

Deferred Financing Costs - Financing costs are deferred and amortized as interest expense over the lives of the related loans.

Deferred   Franchise  Fees  -  Franchise  fees,  paid  in  connection  with  the acquisition of the Residence Inns, are deferred and amortized over the remaining lives of the franchise agreements.

Net Income (Loss) Per Limited Partnership Assignee Unit - Net income per limited partnership assignee Unit is computed by dividing net income allocated to the limited partners by 59,932 assignee Units.

Income Taxes - No provision for Federal and state income taxes has been made in the financial statements because income taxes are the obligation of the partners.

Comprehensive Income - The Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") at December 31, 1998. Under FAS 130, the Partnership is required to display comprehensive income
(loss) and its components as part of the financial statements. Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Specifically, FAS 130 requires unrealized holding gains and losses on available-for-sale securities to be included in accumulated other comprehensive income (loss). The Partnership has no material components of other comprehensive income (loss) and, accordingly, the comprehensive income (loss) is the same as net income (loss) for all periods presented.

Segment Information - The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for financial statements for periods beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and in interim reporting to investors. The Partnership adopted FAS 131 in 1998. The Partnership has determined that it has one operating and reportable segment, the operations of its one remaining hotel property in Nashville, which is further described in Note 4.

2.    Transactions With the General Partners and Affiliates

In accordance with the Partnership agreement,  the Partnership is charged by the
managing   general   partner  and  affiliates  for  services   provided  to  the
Partnership. The amounts are as follows:

                                  1998         1997         1996
                                  ----         ----         ----
Partnership management fees.... $ 72,000     $213,000     $186,000
Reimbursement of expenses......  210,000      300,000      275,000
                                --------     --------     --------
Total                           $282,000     $513,000     $461,000
                                ========     ========     ========


Reimbursement of expenses include partnership accounting, professional services and investor services.

In accordance with the Partnership agreement the general partners are allocated their two percent continuing interest in the Partnership's net income or loss and cash distributions. In addition, in 1994 the general partners were allocated gross income of $245,000 in accordance with and calculated pursuant to the Partnership Agreement. However, beginning in 1995, due to the general partners' equity account balance, the Partnership adjusted and limited the income allocation to the general partners to amounts equal to their two percent continuing interest in cash distributions. Pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At December 31, 1998, such amount is approximately $810,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

The general partners were allocated taxable gain and loss in accordance with the Partnership Agreement.

3.    Properties and Improvements

Hotel  properties  and  improvements  at  December  31, 1997 are  summarized  as follows:
                                                  1997
                                                  ----
Land ..........................               $       --
Buildings and improvements ....                 11,110,000
Furnishings ...................                  2,799,000
                                              ------------

Total .........................                 13,909,000
Accumulated depreciation ......                 (5,263,000)
                                              ------------

Net properties and improvements               $  8,646,000
                                              ============


4.    Asset To Be Disposed Of

At December 31, 1998, the Partnership's remaining property, the Residence Inn - Nashville, was classified as asset to be disposed of and an impairment provision, in the amount of $195,000, was recorded to reduce the carrying value to the estimated fair value less costs to dispose of. The estimated fair value for this property is equivalent to the estimated principal balance on the mortgage note payable at the expected date for the transfer of the property to the lender via deed in lieu of foreclosure or through foreclosure as discussed in Note 5 below. The estimated fair value of the property does not necessarily represent the amount at which the property will ultimately be disposed. The actual disposition price may differ from management's estimate; however, management believes that the estimated fair value of the property is a reasonable approximation of the market price.

In deciding to sell or dispose of the property, the Partnership considered the deterioration of the Nashville market, in conjunction with the substantial capital improvements that would be required under the Marriott contract over the next several years and which would be necessary for the hotel to remain competitive.

5.    Notes Payable

The $26,983,000 notes payable balance at December 31, 1997, represents $8,514,000 outstanding balance on the note payable related to the Residence Inn
- Nashville, the Partnership's remaining property, and $18,469,000 outstanding combined balance on the notes relating to six of the properties sold on December 30, 1997, which was paid on January 2, 1998. See Note 7.

The note payable on the Residence Inn - Nashville became due on April 1, 1998, and a balloon payment of $8,491,000 was due. The Partnership did not make the payment and has since been in default. The Partnership was unable to negotiate an extension of the loan with the lender. However, the lender entered into a six-month forbearance agreement with the Partnership, while the Partnership was in negotiations for a potential sale, in exchange for a principal reduction payment of $100,000 and reimbursement of $20,000 to the lender for certain costs. In addition, the Partnership made the regular monthly debt service payments through November 1, 1998, including payments to the tax impound account. At that time, however, negotiations with a potential buyer, for a sale at a contract price equal to approximately the outstanding note payable balance, had terminated and the buyer had withdrawn its offer as the title company was unable to issue acceptable title insurance to the buyer with respect to the land on which the hotel is built. The forbearance agreement had expired and the Partnership concluded that permitting the lender to foreclose was in the best interest of the investors.

The Partnership discontinued the monthly debt service payments effective with the payment due December 1, 1998. In January 1999, the lender contacted the Partnership and it was agreed that the Partnership would make the monthly debt service payments to cover the payments due December 1, 1998 through April 1, 1999, in exchange for the lender agreeing to work towards taking title to the property via a deed in lieu of foreclosure and assuming the management contract with Marriott (with Marriott's consent), thereby relieving the Partnership of a potential obligation to pay approximately $1,400,000 in termination fees plus other costs, and relief from the ground lease. Consequently, on February 5, 1999, the Partnership paid $265,000 to cover the monthly payments (including impound) due through February 1, 1999. The Partnership has also paid the $88,000 due March 1, 1999 and is planning to make the payment due April 1, 1999, also in the amount of $88,000. There can, however, be no assurance that the transfer of the property will be ultimately consumated as here described.

The Residence Inn - Nashville (Airport) note payable with an original balance of $9,250,000 originally wrapped an existing loan which had a balance of approximately $9,336,000 at the time the Partnership acquired the property. However, on April 15, 1996, the Partnership made a payment of approximately $176,000 to the lender of the underlying mortgage of the wrap note on the Residence Inn - Nashville (Airport). The payment was made to cure defaults by that lender to the holder of the wrap note for non-payment of the debt and impound payments due on January 1, 1996 and February 1, 1996. As described in
Note 8, Legal Proceedings, the Partnership is now the direct obligor to the first note holder and the note payable balance has been increased by $74,000, the difference between the balance of the first note and the balance of the wrap note on April 15, 1996. The $74,000 cost incurred to prevent foreclosure and to eliminate the wrap note was recorded in 1996 as a general and administrative expense in these financial statements. The terms of the first note vary slightly from those of the wrap note. The interest rate is 9.5% per annum on the first note compared to 9.9433% on the wrap note and monthly payments of interest and principal are approximately $2,600 lower on the first note. Similar to the wrap note, the first note matured in April 1998 and required a balloon payment. As a further consequence of the Partnership becoming a direct obligor to the first note holder, the payments due under the land lease on Residence Inn - Nashville (Airport) were reduced by $50,000 per year. See Note 6.

Certain of the notes were discounted over their term to yield interest at 10.15 to 10.5 percent per annum. Discount amortization was $149,000 and $135,000 for the years ended December 31, 1997 and 1996, respectively. There was no discount amortization in 1998. Amortization of deferred financing costs totaled $54,000 for each of the years ended December 31, 1997, and 1996.

6.    Minimum Future Rental Commitments

The Residence Inn - Nashville (Airport) is subject to a land lease that extends through May 25, 2049, with an option to purchase the land. The annual payments on the lease were $100,000 plus additional payments equal to 1.8% of the hotel's revenues. The 1.8% additional payments requirement expired on April 15, 1998. Additional payments of $50,000 were required and paid until the purchase money note to the seller of the property was paid off in full in April 1996. The $100,000 annual payment is due based upon the property achieving certain operating results and any amounts not paid currently are accrued. The balance of accrued rent is subject to interest charges at ten percent per annum, compounded annually. At December 31, 1998 and 1997, the balances of accrued rent plus interest were $598,000 and $512,000, respectively. Accrued rent and accrued interest are included in other liabilities and accrued interest, respectively, in the accompanying financial statements.

Beginning in the eleventh lease year, the annual lease payment is adjusted every five years with the payment based on application of the then current ten-year United States Treasury Bond rate of interest, to a valuation of the land at the higher of its then fair market value or the option price in the lease.

While the Partnership believes that the ground lease associated with the property would be terminated in the event of foreclosure, or assumed by the lender in the event of a deed in lieu transfer, the Partnership may be obligated to pay deferred rent under the lease.

Rental expense (including the 1.8% of revenues) for this lease was $114,000, $178,000 and $186,000 in 1998, 1997 and 1996, respectively.

7.    Sale of Properties

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

The Partnership was required by the purchaser, under the terms of the sales contract, not to distribute $7,500,000 of the sales proceeds for a period of one year from the date of sale, which amount represented the maximum possible liability of the Partnership for any breach of the sales agreement. There were no known contingencies with respect to potential claims that could be brought against the Partnership nor were any presented during the aforementioned period, which expired on December 30, 1998.

The December 31, 1998 accounts receivable balance includes approximately $572,000 due from the buyer of the eight hotels. The amount relates to final prorations and is expected to be collected in full. Upon receipt, the Partnership will pay amounts due Marriott, also relating to final prorations of the eight hotels and which amounts are included in the liabilities at December 31, 1998.

The Partnership sold the Residence Inn-Atlanta (Perimeter West) on October 3, 1995. The net sales price was $11,350,000 after deducting $300,000 that was deposited into an escrow account (the "Shortfall Guaranty Account"). The Partnership guaranteed certain income levels to the buyer for the years from 1996 through 1998. To the extent these income levels were not attained, the buyer would receive the deficiency, up to the maximum $300,000, from the Shortfall Guaranty Account. For each of the three years, the buyer has not provided requests for draws on the Shortfall Guaranty Account, and, based on the lapse of the period in which the buyer had to provide such request, the Partnership has concluded that the contingency has been removed and the deferred gain on sale of $300,000 was recognized in 1998. Pursuant to an escrow agreement, the $300,000 (plus interest earned thereon) will be returned to the Partnership on March 31, 1999.

8.    Legal Proceedings

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

In late October 1998, 2300 and NLC filed a second amended complaint, asserting that a certain 1989 three-party agreement among NLC, the Partnership and the holder of a mortgage on the Hotel and the Land entitles 2300 and NLC to obtain judgment for, among other things, the cost, including attorney's fees, of this action and of Nelson's time and efforts on behalf of NLC in this action. In November 1998, the Court granted a motion filed by the Partnership, dismissing the claim of NLC and 2300 to recover for the value of Nelson's time and efforts on behalf of NLC in this and related litigation.

In December 1998, the Court granted a motion for partial summary judgment filed by the Partnership, dismissing most of the remaining damage claims of 2300 and NLC, including claims for indemnification for any loss resulting from the claims of Orlando. After these claims were dismissed, 2300 and NLC amended their damage claim to seek to recover the alleged differential between the price that the Partnership agreed to pay for the Land and its alleged fair market value. The amount of this claim is approximately $1.6 million.

The trial of the case, which had previously been set for February 9, 1998 and continued to March 15, 1999, has been further continued to permit limited discovery related to this new claim.

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

In May 1996, the Partnership obtained a temporary injunction staying NLC from undertaking any efforts to exercise any remedies pursuant to the Wrap Note or the Lease. NLC and 2300 filed an answer in June, together with a counterclaim against the Partnership. NLC and 2300 claimed damages from the Partnership and asked the Court to permit acceleration of the Wrap Note and termination of the Lease. In July 1996, the Partnership filed a motion for summary judgment in this case, asking that the Court award the relief sought by it and that the Court dismiss the counterclaim of NLC and 2300. At a hearing on this motion held in August 1996 the Court granted the Partnership's motion. The defendants appealed all judgments for the Partnership in this case. The Partnership and the defendants agreed on an attorneys' fee award to the Partnership of $60,000, but no payment was expected until the defendants' appeal is resolved. Oral arguments regarding this appeal were held in July 1998, and in September 1998 the appellate court affirmed the judgments for the Partnership. Defendants moved for rehearing, which was denied in early October 1998. Defendants then filed an application with the Tennessee Supreme Court for permission to appeal the appellate court decision. This application was denied by the Tennessee Supreme Court in early March 1999. Subsequently, Defendants petitioned the Tennessee Supreme Court to reconsider its denial. While counsel for the Partnership does not believe such a petition is authorized by Tennessee law, no action on the petition for reconsideration has yet been taken by the Tennessee Supreme Court.

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

A motion for summary judgment to dismiss the action on the basis of the statute of limitations was filed in January 1999 by the Inducement Action Defendants and was argued at a hearing held in February 1999. No decision on this motion has yet been rendered.

The legal and other expenses of the Inducement Action Defendants in the Inducement Action arising as a result of the allegations made by Nelson will be paid by the Partnership pursuant to the indemnification provisions of the Partnership's limited partnership agreement and subject to the conditions set forth in those provisions.

9.    Going Concern

As discussed in Note 8, the Partnership is subject to ongoing litigation. The litigation has resulted in substantial legal fees and costs that have been and are expected to be incurred by the Partnership and which have created difficulties in refinancing or disposing of the Residence Inn - Nashville. Although it is management's current intention to dispose of the property via a deed in lieu of foreclosure, it is uncertain that this transaction will occur. Additionally, the Partnership may be required to pay the $1,400,000 contract cancellation fee to the manager of the hotel, plus other costs, and may be obligated to pay the deferred rent under the ground lease with the landowner. These conditions create substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from these uncertainties.

10.   Reconciliation to Income Tax Method of Accounting

The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:

                                                                  1998            1997            1996
                                                                  ----            ----            ----

Net income (loss)-- financial statements ....................  $   (123,000)  $ 10,319,000   $    521,000
Differences resulted from:
     Gain on sale of property ...............................      (300,000)       613,000           --
     Impairment provision for asset to be disposed of .......       195,000           --             --
     Depreciation ...........................................        34,000       (683,000)      (137,000)
     Prepayment penalties ...................................          --         (438,000)          --
     Amortization of notes payable discount .................          --          148,000        135,000
     Interest ...............................................        10,000        (23,000)        (6,000)
     Other ..................................................       (61,000)       (54,000)       (58,000)
                                                               ------------   ------------   ------------

Net income (loss) - income tax method .......................  $   (245,000)  $  9,882,000   $    455,000
                                                               ============   ============   ============

Taxable income (loss) per limited partnership assignee unit
after giving effect to the allocation to the general partners  $         (4)  $        161   $          3
                                                               ============   ============   ============

Net assets and liabilities - financial statements ...........  $ 11,700,000   $ 29,463,000   $ 21,590,000
Cumulative differences resulted from:
     Gain on sale of property ...............................          --          300,000        300,000
     Impairment provision for asset to be disposed of .......       195,000
     Depreciation ...........................................       124,000         90,000        514,000
     Amortization of notes payable discount .................          --             --        2,347,000
     Interest ...............................................        86,000         76,000     (2,211,000)
     Capital account adjustment .............................          --             --        5,993,000
     Other ..................................................       (20,000)        41,000         (6,000)
                                                               ------------   ------------   ------------

Net assets and liabilities - income tax method ..............  $ 12,085,000   $ 29,970,000   $ 28,527,000
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


                                                                                             SCHEDULE III


                                   METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                                         A California Limited Partnership

                                     REAL ESTATE AND ACCUMULATED DEPRECIATION


NOTES:
(1) The aggregate costs for Federal income tax purposes are $14,256,000 and $13,985,000 as of December 31, 1998 and December 31, 1997, respectively.

(2)   Balance, January, 1, 1996..............................................................$  87,885,000
      Capital improvements....................................................................   2,571,000
                                                                                              ------------

      Balance, December 31, 1996..............................................................  90,456,000
      Cost of properties and improvements sold................................................ (78,797,000)
      Capital improvements....................................................................   2,250,000
                                                                                              ------------
      Balance, December 31, 1997..............................................................  13,909,000
      Capital improvements....................................................................     262,000
      Property and improvements reclassified to asset to be disposed of....................... (14,171,000)
                                                                                              ------------
      Balance, December 31, 1998.............................................................$           -
                                                                                              ============

(3)   Balance, January, 1, 1996..............................................................$  28,935,000
      Additions charged to expense............................................................   2,890,000
                                                                                              ------------

      Balance, December 31, 1996..............................................................  31,825,000
      Accumulated depreciation on properties and improvements sold............................ (28,297,000)
      Additions charged to expense............................................................   1,735,000
                                                                                              ------------

      Balance, December 31, 1997..............................................................   5,263,000
      Additions charged to expense............................................................     528,000
      Accumulated depreciation reclassified to asset to be disposed of.......................   (5,791,000)
                                                                                              ------------
      Balance, December 31, 1998.............................................................$           -
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

Thomas P. Lydon, Jr.
Director, President and Chief Executive Officer, SSR Realty

Mr. Lydon age 50, has been President and Chief Executive Officer of SSR Realty, or one of its predecessor companies since February 1995. Since March 1997, he has also been Chairman of the Board and Chief Executive Officer of Metric Income Trust Series, Inc., a publicly-held real estate investment trust, of which SSR Realty is the Advisor. Prior to joining SSR Realty, Mr. Lydon was from April 1992, an Executive Vice President of MBL Life Assurance Corporation ("MBL") (formerly Mutual Benefit Life Insurance Company) chosen by the New Jersey Department of Insurance to oversee and reorganize the real estate investment division of MBL. Mr. Lydon's experience before joining MBL included serving as Executive Vice President and Principal of Manhattan Capital Realty Corporation, an investment banking firm, from 1990 to 1992; and as Senior Vice President of Unicorp American Corporation, a real estate and banking firm, from 1985 to 1990. Mr. Lydon graduated from Syracuse University with a Bachelor's Degree in Business Administration in 1970.

Ralph F. Verni
Chairman of the Board, SSR Realty

Mr. Verni, age 56, was elected to his position with a predecessor of SSR Realty in March 1993. He joined State Street Research and Management Company ("State Street Research"), a subsidiary of Metropolitan Life Insurance Company
("MetLife"), in 1992 as Chairman and Chief Executive Officer and became President in January 1993. He also serves as Director, President and CEO of SSRM Holdings, Inc., a wholly-owned subsidiary of MetLife which in turn serves as a holding company for several of MetLife's investment management subsidiaries. He is a trustee of 11 registered investment companies in the State Street Research Fund complex which are managed by State Street Research or an affiliate. Mr. Verni is a member of the Advisory Committee for the MIT Center for Real Estate Development, the Colgate University Board of Trustees and its Finance Committee, the Advisory Committee of Commonwealth Capital Ventures, L.P., and Commonwealth Capital Ventures II, L.P. Prior to joining State Street Research, Mr. Verni was President and Chief Executive Officer of New England Investment Companies, a holding company for the real estate, investment management, and broker/dealer subsidiaries of New England Mutual Life Insurance Company ("The New England"), and was also the Chief Investment Officer and a director of The New England. Prior to joining The New England in 1982, Mr Verni spent 16 years with The Equitable Life Assurance Company in senior investment management positions. He holds a Bachelor's Degree from Colgate University and a Master's Degree in Business Administration from Columbia University.

Gerard P. Maus
Director, SSR Realty

Mr. Maus, age 47, was elected as a director of a predecessor company of SSR Realty in March 1993. He joined State Street Research as Executive Vice President, Chief Financial Officer and Chief Administrative Officer in February 1993. Prior to joining State Street, Mr. Maus served since 1983 as a financial officer of New England and its subsidiary, New England Investment Companies ("NEIC"), most recently as Executive Vice President and Chief Financial Officer of NEIC from 1990 to January 1993. Prior to holding these positions, Mr. Maus held financial positions with Bank of New England, Coopers & Lybrand, and Liberty Mutual Life Insurance Company. He received a Bachelor of Arts Degree in Business Administration from Rutgers University in 1973 and is a Certified Public Accountant.

      (b)  Executive Officers

William A. Finelli
Managing Director and Chief Financial Officer, SSR Realty

Mr. Finelli, age 41, has been Managing Director, and Vice President, Chief Financial Officer and Treasurer of SSR Realty or one of its predecessor companies since August 1995. He is responsible for overseeing the day to day activity of the accounting, finance, legal, technology and valuation areas of SSR Realty. Before he joined SSR Realty, Mr. Finelli served from November 1983 as a financial executive of MBL. His last position with MBL was Vice President - Real Estate Accounting. Prior to his years at MBL, Mr. Finelli was with Ernst & Young, a public accounting firm. Mr. Finelli graduated from Rutgers University with a Bachelor's Degree in Accounting in 1979 and is a certified public accountant.

Herman H. Howerton
Managing Director and General Counsel, SSR Realty

Mr. Howerton, age 55, has served as General Counsel of SSR Realty or its predecessor companies since 1988. From 1984 to 1988, he was employed by Fox Capital Management Corporation ("FCMC") in various legal positions. He was employed by Cushman & Wakefield in commercial leasing from 1983 to 1984. Prior to that, from 1972 to 1982, Mr. Howerton held various positions with Itel Corporation, including those of Vice President-Administration and Vice President, General Counsel and Secretary. He received a Bachelor of Arts Degree from California State University at Fresno in 1965 and a Juris Doctorate Degree from Harvard Law School in 1968. He is a member of the State Bar of California and a licensed California real estate broker.

Ronald E. Zuzack
Executive Managing Director, SSR Realty

Mr. Zuzack, age 55, has been in charge of the Multi-Housing Operating Company of SSR Realty since its organization in April 1997, and was in charge of Portfolio Services for certain predecessor companies since March 1988. From 1981 to 1988, he was employed by FCMC in various portfolio management positions. Prior to 1981 he was employed by Union Bank as Vice President/Manager Real Estate, Sacramento Region, and acted as Vice President, Development and Property Management while employed by Inter-Cal Real Estate Corporation. He received his Bachelor of Science Degree and Master's Degree in Business Administration from the University of Missouri.

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

Item 13.  Certain Relationships and Related Transactions.

None; except that the Partnership in 1998 paid and in 1999 will pay fees and expense reimbursements to Metric Realty for services provided to the Partnership. See the Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933, which is incorporated by reference herein, and Note 2 to the financial statements in Item 8. All of the individuals listed in Item 10 above are officers and employees of and receive compensation from SSR Realty or an affiliate.

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

(b) No reports on Form 8-K were required to be filed during the last quarter of the period covered by this Report.

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

                                   REGISTRANT

                        METRIC PARTNERS GROWTH SUITE INVESTORS, L.P., a California Limited Partnership

                               By:   Metric Realty,
                                     an Illinois general partnership,
                                     its Managing General Partner

                               By:   SSR Realty Advisors, Inc.,
                                     a Delaware corporation,
                                     its Managing General Partner


                               By:   /s/ Thomas P. Lydon, Jr.
                                     -------------------------------------------
                                     Thomas P. Lydon, Jr.
                                     President and Chief Executive Officer,
                                     SSR Realty Advisors, Inc.

                               Date: March 30, 1999
                                     -------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By: /s/ William A. Finelli                 By: /s/ Ralph F. Verni
    ------------------------------------       ---------------------------------
    William A. Finelli                         Ralph F. Verni
    Managing Director and Chief Financial      Chairman of the Board, SSR
    Officer, SSR Realty Advisors, Inc.         Realty Advisors, Inc.



By: /s/ Gerard P. Maus                     By: /s/ Thomas P. Lydon, Jr.
    ------------------------------------       ---------------------------------
    Gerard P. Maus                             Thomas P. Lydon
    Director, SSR Realty Advisors, Inc.        Director, SSR Realty Advisors,
                                               Inc.



Date:  March 30, 1999
    ------------------------------------