Form 10-Q
period 1999-03-31
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 1999-05-14
CIK 800730

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999


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

                           BALANCE SHEETS (UNAUDITED)




                                                        March 31,   December 31,
                                                          1999          1998
                                                       -----------   -----------

ASSETS
Cash and Cash Equivalents                             $ 7,809,000   $ 7,485,000
Restricted Cash                                         5,000,000     5,353,000
Accounts Receivable                                       716,000       672,000
Prepaid Expenses and Other Assets                          52,000       126,000

Asset to be Disposed of                                 8,185,000     8,185,000

Deferred Franchise Fees                                    24,000        24,000
                                                      ===========   ===========

TOTAL ASSETS                                          $21,786,000   $21,845,000
                                                      ===========   ===========


LIABILITIES AND PARTNERS' EQUITY
Accounts Payable                                      $   773,000   $   655,000
Accrued Property Taxes                                     32,000       114,000
Accrued Interest                                          216,000       333,000
Other Liabilities                                         694,000       751,000
Note Payable                                            8,224,000     8,292,000
                                                      -----------   -----------

TOTAL LIABILITIES                                       9,939,000    10,145,000
                                                      -----------   -----------

PARTNERS' EQUITY
     General Partners                                        --            --
     Limited Partners (59,932 Units Outstanding)       11,847,000    11,700,000
                                                      -----------   -----------

TOTAL PARTNERS' EQUITY                                 11,847,000    11,700,000
                                                      ===========   ===========

TOTAL LIABILITIES AND PARTNERS' EQUITY                $21,786,000   $21,845,000
                                                      ===========   ===========

















                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF OPERATIONS (UNAUDITED)




                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                           1999         1998
                                                      ------------  ------------

REVENUES:

Hotel Operations                                       $   998,000  $ 1,008,000
Interest and Other                                         145,000      202,000
                                                       -----------  -----------

Total Revenues                                           1,143,000    1,210,000
                                                       -----------  -----------


EXPENSES:

Hotel Operations
     Rooms                                                 213,000      205,000
     Administrative                                        116,000      128,000
     Marketing                                             101,000      110,000
     Energy                                                 64,000       58,000
     Repair and Maintenance                                 54,000       43,000
     Management Fees                                        30,000       33,000
     Property Taxes                                         37,000       27,000
     Other                                                  57,000       70,000
                                                       -----------  -----------
Total Hotel Operations                                     672,000      674,000
Depreciation and Other Amortization                           --        131,000
Interest                                                   210,000      219,000
General and Administrative                                 114,000      320,000
                                                       -----------  -----------

Total Expenses                                             996,000    1,344,000
                                                       -----------  -----------


NET INCOME (LOSS)                                      $   147,000  $  (134,000)
                                                       ===========  ===========


NET INCOME (LOSS) PER LIMITED PARTNERSHIP ASSIGNEE
  UNIT                                                 $         2  $        (2)
                                                       ===========  ===========

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP ASSIGNEE
  UNIT                                                 $      --    $       285
                                                       ===========  ===========














                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                   STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
               For the Three Months Ended March 31, 1999 and 1998




                                    General        Limited
                                   Partners        Partners          Total
                                 -------------   ------------    ------------


Balance, January 1, 1999         $        --     $ 11,700,000    $ 11,700,000
Net Income (Loss)                         --          147,000         147,000
                                 =============   ============    ============

Balance, March 31, 1999          $        --     $ 11,847,000    $ 11,847,000
                                 =============   ============    ============


Balance, January 1, 1998         $     348,000   $ 29,115,000    $ 29,463,000
Net Income                                --         (134,000)       (134,000)
Cash Distributions                    (348,000)   (17,081,000)    (17,429,000)
                                 =============   ============    ============

Balance, March 31, 1998          $        --     $ 11,900,000    $ 11,900,000
                                 =============   ============    ============




































                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                     For the Three Months Ended
                                                              March 31,
                                                    ----------------------------

                                                         1999           1998
                                                    ------------   -------------

OPERATING ACTIVITIES
Net Income (Loss)                                   $    147,000   $   (134,000)
Adjustments to Reconcile Net Income (Loss) to Net
  Cash Provided (Used) by Operating Activities:
     Depreciation and Amortization                          --          131,000
     Changes in Operating Assets and Liabilities:
         Accounts Receivable                             (44,000)       233,000
         Prepaid Expenses and Other Assets                74,000         92,000
         Accounts Payable, Accrued Expenses, and
           Other Liabilities                            (138,000)      (869,000)
                                                    ------------   ------------
Net Cash Provided (Used) by Operating Activities          39,000       (547,000)
                                                    ------------   ------------


INVESTING ACTIVITIES
Cash in Escrow                                              --       19,214,000
Proceeds from Sale of Cash Investment                       --        3,888,000
Capital Improvements                                        --         (101,000)
Restricted Cash - Increase                               353,000         (4,000)
                                                    ------------   ------------
Net Cash Provided by Investing Activities                353,000     22,997,000
                                                    ------------   ------------


FINANCING ACTIVITIES
Notes Payable Principal Payments                         (68,000)   (18,504,000)
Cash Distribution to Partners                               --      (17,429,000)
Prepayment Penalties Paid                                   --         (438,000)
                                                    ------------   ------------
Cash Used by Financing Activities                        (68,000)   (36,371,000)
                                                    ------------   ------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         324,000    (13,921,000)
Cash and Cash Equivalents at Beginning of Period       7,485,000     27,051,000
                                                    ============   ============


CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  7,809,000   $ 13,130,000
                                                    ============   ============

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest Paid in Cash During the Period             $    327,000   $    365,000
                                                    ============   ============


                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   Reference to the 1998 Audited Financial Statements

     These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 1998 audited financial statements

     The  financial   information  contained  herein  reflects  all  normal  and recurring adjustments that are, in the opinion of management, necessary for a fair presentation.

2.   Transactions with the Managing General Partner and Affiliates

     In accordance with the Partnership Agreement, the Partnership is charged by the Managing General Partner and Affiliates for services provided to the Partnership. The amounts are as follows

                                                        For the Three Months
                                                           Ended March 31,
                                                     --------------------------

                                                       1999              1998
                                                     --------          --------

     Partnership management fees                     $   --            $ 53,000
     Reimbursement of administrative expense           33,000            53,000
                                                     ========          ========

     Total                                           $ 33,000          $106,000
                                                     ========          ========

     As discussed in Note 2 to the 1998 audited financial statements, pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At March 31, 1999 such amount is approximately $810,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

3.   Net Income (Loss) Per Limited Partnership Assignee Unit

     The net income (loss) per limited partnership assignee Unit is computed by dividing the net income (loss) allocated to the limited partners by 59,932 assignee Units outstanding.

4.   Restricted Cash

     The $5,000,000 restricted cash at March 31, 1999 represents the amount, which (as discussed in Part II, Item 1) the Court enjoined the Partnership from conveying, transferring, or otherwise disposing of. At December 31, 1998, the balance, in addition to the $5,000,000, consists of amounts related to the sale of the Residence Inn - Atlanta (Perimeter West) which were deposited in an escrow account. (See Note 7 to the 1998 audited financial statements). In March 1999, the escrow account was closed and the total amount in the account was transferred to the Partnership.

5.   Legal Proceedings

     The Partnership is a plaintiff and counterclaim defendant in legal proceedings relating to the management agreement at the Residence Inn - Ontario, a defendant in legal proceedings seeking damages for alleged failure to consummate a settlement of the Residence Inn - Ontario case, and a plaintiff and defendant in other legal proceedings; see Part II, Item 1, Legal Proceedings, for a detailed description of these matters.

6.   Asset to be Disposed Of

     At December 31, 1998, the Partnership's remaining property, the Residence Inn - Nashville, was classified as asset to be disposed of and an impairment provision, in the amount of $195,000, was recorded in 1998 to reduce the carrying value to the estimated fair value less costs to dispose of. The estimated fair value for this property is equivalent to the principal balance on the mortgage note payable (see Note 7. below) less costs to dispose of the property. The estimated fair value of the property does not necessarily represent the amount at which the property will ultimately be disposed of.

7.   Note Payable

     On April 1, 1998, the balloon mortgage payment for the Residence Inn - Nashville, totaling $8,491,000, became due and payable. The Partnership did not make the payment and has since been in default. The Partnership was unable to negotiate an extension with the lender and was unable to sell the property (see Note 5 to the 1998 audited financial statements).

     The Partnership discontinued the monthly debt service payments effective with the payment due December 1, 1998. In January 1999, the lender contacted the Partnership and it was agreed that the Partnership would make the monthly debt service payments to cover the payments due December 1, 1998 through April 1, 1999, in exchange for the lender agreeing to work towards taking title to the property via a deed in lieu of foreclosure and assuming the management contract with Marriott (with Marriott's consent), thereby relieving the Partnership of a potential obligation to pay approximately $1,400,000 in termination fees plus other costs, and relief from the ground lease. Consequently, on February 5, 1999, the Partnership paid $265,000 to cover the monthly payments (including impound) due through February 1, 1999. The Partnership also paid the debt service installments due March 1 and April 1, 1999.

     The lender has decided to foreclosure on the property and it is anticipated that the Partnership will make no further debt service payments. The Partnership will work, in the foreclosure process, towards facilitating an assignment of the Marriott contract to a new owner. There can, however, be no assurance that such assignment can be consummated, and the Partnership could be liable to pay the termination fee of approximately $1,400,000 plus other costs. The foreclosure sale is expected to occur in June 1999.

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

In addition to internal systems, the Managing General Partner surveyed third parties that provide essential business services to determine their state of year-2000 readiness. The Partnership's Servicing and Transfer Agent, Gemisys, utilizes a platform programmed to correctly interpret the change to the new century. The state of year-2000 readiness of Marriott, the manager of the remaining hotel, is not considered to be of significance, as the hotel will likely be foreclosed in June 1999.

The Managing General Partner anticipates there to be no material exposure to year-2000 issues. However, should the Managing General Partner's new financial accounting system not be fully operational by December 31, 1999, the Managing General Partner's contingency plan would be to process necessary transactions utilizing non-date sensitive software.

Properties

A description of the remaining property in which the Partnership has an ownership interest, along with the occupancy and room rate data follows:


                         OCCUPANCY AND ROOM RATE SUMMARY


                                                              Average Occupancy Rate (%)       Average Daily Room Rate ($)
                                                           -------------------------------  --------------------------------
                                                                 Three Months Ended                Three Months Ended
                                                                      March 31,                         March 31,
                                                Date of    -------------------------------  --------------------------------
    Name and Location                 Rooms     Purchase        1999             1998             1999             1998
--------------------------------     --------  ----------  --------------   --------------  --------------    --------------

Residence Inn - Nashville (Airport)     168      05/89           76               82              83.00            79.57
Nashville, Tennessee

Results of Operations

During the three months ended March 31, 1999, the Partnership had net income of $147,000 compared to a net loss of $134,000 in 1998. The change is primarily due to no depreciation being recorded in 1999 and a reduction in general and administrative expenses.

There was substantially no change in the hotel operating revenues and expenses, being primarily those of the Residence Inn - Nashville, as the decrease in occupancy was offset by an increase in room rates. Likewise, interest expense remained stable for the two years. Depreciation and other amortization decreased during the first three months of 1999 compared to 1998 as a result of the Partnership's remaining property being classified as asset to be disposed of at December 31, 1998 and no depreciation or amortization of deferred franchise fees were recorded after that date (see Notes 1 and 4 to the 1998 audited financial statements). Interest income decreased in 1999 compared to 1998 due to lower cash balances resulting from sales proceeds being distributed in January 1998. The Partnership's general and administrative expenses decreased in the first three months of 1999 compared to 1998 primarily due to a decrease in legal costs, Partnership management fees and administrative costs.

The following discussion provides information concerning the operations of the Partnership's remaining hotel:

Residence Inn - Nashville: Operating results were positive for the first three months of 1999 and were virtually unchanged as compared to the same period in 1998. While the average daily room rate increased by $3.43, to $83.00, for the period, average occupancy decreased by 6%, to 76%, as compared to the first three months of 1998.

The Nashville Airport hotel market continues to struggle with the effect of the closure of Opryland theme park, which is undergoing a major two-year renovation. Additionally, patronage continues to decline at the Opryland Convention Center, which has traditionally provided overflow traffic to the Partnership's hotel. Contributing to the weak market is the high level of new supply, with approximately 3,000 new rooms coming on line during 1998. The 1999 capital plan, as proposed by Marriott, calls for spending approximately $1,921,000; however, the Partnership has not approved the 1999 capital plan and has put most capital expenditures on hold pending the disposal of the hotel.

Partnership Liquidity and Capital Resources

First Quarter of 1999

As presented in the Statement of Cash Flows, cash was provided by operating activities. Cash was provided by investing activities from receipt by the Partnership of the balance of an escrow account (the "Shortfall Guaranty Account") that had been established at the time of sale of the Residence Inn - Atlanta in October 1995. The conditions for payment from the Shortfall Guaranty Account to the buyer of the hotel were not met and, pursuant to the escrow agreement, the full amount, including any interest earned, was returned to the Partnership on March 31, 1999. Cash was used by financing activities for principal payments on notes payable.

As disclosed in the Partnership's Form 10-K filed for the period ended December 31, 1998, the 1999 capital plan, as proposed by Marriott, calls for spending approximately $1,921,000, of which $1,260,000 is budgeted for suite renovations commencing in the second quarter of 1999. These improvements are generally necessary to enable the property to remain competitive in the market and are required under the franchise agreement. The Partnership, however, has not approved the 1999 capital plan and has put all but the most necessary capital expenditures on hold pending the disposal of the hotel.

In January 1998, the Partnership made two distributions to its general and limited partners, one totaling $16,818,000, representing a portion of the net sales proceeds, and another one totaling $612,000 representing a distribution from 1997 operations. Additionally, in April 1998 the Partnership made a distribution totaling $211,000 in order to comply with certain states' tax withholding requirements. The Partnership has made no distributions to date in 1999. Future distributions will be dependent primarily upon the level of general and administrative expenses and interest income as well as the outcome of legal proceedings related to the Residence Inn - Nashville, as described further in
Part II, Item 1, and the ultimate disposal of the hotel.

On April 1, 1998, the balloon mortgage payment for the Residence Inn - Nashville, totaling approximately $8.5 million, became due and payable (see Note 7 to the financial statements). In exchange for a six-month forbearance agreement, during which time the Partnership pursued the potential sale of the property, the lender accepted a principal reduction payment of $100,000, reimbursement of $20,000 of its costs, and regular monthly debt service payments through November 1, 1998. The Partnership subsequently determined that a sale of the property was not feasible, and the forbearance agreement expired. The Partnership attempted to negotiate with the lender to accept the deed in lieu of foreclosure and to assume the Marriott management contract, but was unsuccessful. A deed in lieu of foreclosure would have relieved the Partnership of substantial contract termination fees that it may have to pay in the event of a foreclosure sale. In this regard, the Partnership has made regular monthly debt service payments for the months of December 1998, January, February, March and April 1999. It is now likely that the property will be foreclosed in June 1999. While the Partnership believes that the ground lease associated with the property would be terminated in the event of a foreclosure, the Partnership will be obligated to pay deferred rent under the lease.

Internal Revenue Service regulations provide that, should 5% or more of the outstanding assignee limited partnership units of a limited partnership be traded via non-exempt transactions within a calendar year the limited partnership could be classified as a publicly-traded partnership for federal tax purposes, and could therefore be taxed as a corporation. Transfers that are exempt from the above restrictions include transfers at death; transfers between siblings, spouses, ancestors, or lineal descendants; and distributions from qualified retirement plans.

In 1996, 1997, and again in 1998, the Managing General Partner suspended the processing of most types of resale transactions, as the level of such resale transactions reached 4.9% of the total number of outstanding Units for each of those years. This action was taken to ensure that resale transactions did not result in the termination of the Partnership for tax purposes, cause the Partnership to be classified as a publicly traded partnership or to be taxed as a corporation. Through May 10, 1999, the Partnership's Transfer Agent processed non-exempt resale transactions representing approximately 3.0% of the total number of outstanding Units. Should non-exempt transactions reach 4.9%, the Managing General Partner will again suspend processing and will promptly notify investors.

Conclusion

In view of (i) the sale of all of the Partnership's properties except the Residence Inn - Nashville; (ii) the anticipated foreclosure of the Residence Inn
- Nashville; (iii) the Partnership's potential liability of $1,400,000 in contract termination fees plus other costs upon disposal of the hotel; (iv) distributions the General Partners will be obligated to return to the
Partnership prior to its liquidation; and (v) uncertainties related to the litigation relating to that property, the Partnership no longer provides an estimated net asset value per Unit. However, the Partnership is aware that some resale transactions of Units have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any given time period and occur at a price negotiated between the buyer and seller. The
Partnership has no knowledge concerning how a particular price may be determined. A total of 112 resale transactions have been recorded on the books of the Partnership's transfer agent between January 1, 1999 and May 10, 1999, reflecting prices ranging from $75 to $415 per Unit, with a simple average price of $104. The Partnership's knowledge of these transactions is based solely on the books and records of its Transfer Agent.

Cash distributions from Partnership operations to investors throughout 1997 were made at an annualized rate of 4%, including the distribution made on January 29, 1998 from fourth quarter 1997 operations. On January 13, 1998 the Partnership distributed $275 per Unit from the proceeds of the sale of eight hotels in December 1997. On April 9, 1998 the Partnership made a distribution of $3.45 per Unit in order to satisfy nonresident state withholding requirements for the states of California, North Carolina, and Indiana. Future distributions will be dependent on general and administrative expenses and interest income and fees and expenses the Partnership may be liable for upon foreclosure, as well as the outcome of legal proceedings relating to the Residence Inn - Nashville. As discussed in Part II, Item 1, there is substantial doubt regarding the Partnership's ability to continue as a going concern.


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

Prior to this reversal, Orlando requested and the Court ordered a judicial sale of the Land, with the sale subject to encumbrances of record, including the Lease. The sale was a credit sale, with the purchase price due in six months. This sale was held on July 24, 1996. At a confirmation hearing in August 1996, the Court ordered the Land to be sold to Orlando. The Court further ordered that Orlando was to become the landlord under the Lease. Because of this reversal and the refusal of the Tennessee Supreme Court to hear an appeal from Orlando, NLC filed a motion with the Chancery Court to set aside the judicial sale and to return ownership of the Land to it, which would result in it again becoming the landlord under the lease. NLC also filed a lien lis pendens against the Land, giving notice of NLC's attempts to set aside the sale. In November, 1997, the Court denied this motion. On June 8, 1998, the Court granted a motion filed by Orlando to dissolve the lien lis pendens filed by NLC. Orlando asserted, and the Court agreed, that the order of November 1997 denying NLC's motion to set aside the sale of the Land was a final, unappealable order that finally disposed of NLC's claim to set aside the sale. In July of 1998, NLC appealed the Court's order of June 8, 1998. This appeal is currently pending. Unless NLC's appeal is successful, Orlando will continue to be the owner of the Land and the Partnership's landlord under the lease.

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

In April 1999, the Partnership filed a motion to strike the new damage claim. At a hearing held on May 7, 1999, the Court denied the motion.

The trial of the case, which had previously been set for February 9, 1998 and continued to March 15, 1999, has been further continued to permit limited discovery related to this new claim. No new trial date has yet been set.

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

GSI filed this action on May 3, 1996 to obtain, among other things, a judicial determination of the rights and obligations of GSI and NLC under the senior mortgage on the Hotel ("Senior Mortgage"), a note held by NLC "wrapped around" the Senior Mortgage (the "Wrap Note") and the Lease as a consequence of GSI's cure of certain defaults by NLC under the Senior Mortgage. GSI believed that as a result of such a cure, it became the direct obligor to the lender under the Senior Mortgage and that the Wrap Note had been satisfied and the payments due under Lease reduced by $50,000 per year. GSI also sought preliminary and permanent injunctive relief to prevent NLC from attempting to accelerate or foreclose the Wrap Note and/or from attempting to enforce any remedies with regard to the Lease in connection with this matter and a judgment establishing that GSI is the owner of the Hotel, subject only to the lease and certain specified security interests.

In May 1996, the Partnership obtained a temporary injunction staying NLC from undertaking any efforts to exercise any remedies pursuant to the Wrap Note or the Lease. NLC and 2300 filed an answer in June, together with a counterclaim against the Partnership. NLC and 2300 claimed damages from the Partnership and asked the Court to permit acceleration of the Wrap Note and termination of the Lease. In July 1996, the Partnership filed a motion for summary judgment in this case, asking that the Court award the relief sought by it and that the Court dismiss the counterclaim of NLC and 2300. At a hearing on this motion held in August 1996 the Court granted the Partnership's motion. The defendants appealed all judgments for the Partnership in this case. The Partnership and the defendants agreed on an attorneys' fee award to the Partnership of $60,000, but no payment was expected until the defendants' appeal is resolved. Oral arguments regarding this appeal were held in July 1998, and in September 1998 the appellate court affirmed the judgments for the Partnership. Defendants moved for rehearing, which was denied in early October 1998. Defendants then filed an application with the Tennessee Supreme Court for permission to appeal the appellate court decision. This application was denied by the Tennessee Supreme Court in early March 1999. Subsequently, Defendants petitioned the Tennessee Supreme Court to reconsider its denial. This petition was denied by the Tennessee Supreme Court on May 10, 1999.

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

A motion for summary judgment to dismiss the action on the basis of the statute of limitations was filed in January 1999 by the Inducement Action Defendants and was argued at a hearing held in February 1999. In April 1999, the Court denied the motion. Discovery is ongoing and the case has not been set for trial.

The legal and other expenses of the Inducement Action Defendants in the Inducement Action arising as a result of the allegations made by Nelson are being paid by the Partnership pursuant to the indemnification provisions of the Partnership's limited partnership agreement and subject to the conditions set forth in those provisions.

Metric Partners Growth Suite Investors, L.P. vs. James Reuben et al., San Francisco County Superior Court, Case No. 998214.

On September 30, 1998, the Partnership filed this lawsuit against James Reuben and several law corporations of which he is or has been a member (the "Reuben Defendants"), alleging breach of their professional obligations and fiduciary duty as attorneys for the Partnership to adequately and competently represent and advise the Partnership in connection with the SF Settlement. The Partnership seeks unspecified damages from the Reuben Defendants arising from such breach. The Reuben Defendants answered the complaint in January 1999. Discovery has yet to commence and no trial date for this action has been set.

Potential Impact of Litigation

The anticipated foreclosure of the Residence Inn - Nashville (see Part I, Item 2 "Partnership Liquidity and Capital Resources"), as well as (i) the substantial legal fees and costs that have been and are expected to be incurred by the Partnership in connection with the existing lawsuits, (ii) the usual uncertainty of litigation, and (iii) the effect of these lawsuits on the Partnership's present ability to refinance or sell the Hotel, create substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from these uncertainties.

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


                             Date:     May 11, 1999
                                       ---------------------