Form 10-Q
period 1999-06-30
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 1999-08-10
CIK 800730

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

       For the quarterly period ended June 30, 1999


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

                           BALANCE SHEETS (UNAUDITED)




                                                       June 30,     December 31,
                                                         1999           1998
                                                     -------------  ------------

ASSETS
Cash and Cash Equivalents                            $  7,724,000   $  7,485,000
Restricted Cash                                         5,000,000      5,353,000
Accounts Receivable                                       466,000        672,000
Prepaid Expenses and Other Assets                           3,000        126,000

Asset to be Disposed of                                      --        8,185,000

Deferred Franchise Fees                                      --           24,000
                                                     ------------   ------------

TOTAL ASSETS                                         $ 13,193,000   $ 21,845,000
                                                     ============   ============


LIABILITIES AND PARTNERS' EQUITY
Accounts Payable                                     $    156,000   $    655,000
Accrued Property Taxes                                       --          114,000
Accrued Interest                                          229,000        333,000
Other Liabilities                                       2,096,000        751,000
Note Payable                                                 --        8,292,000
                                                     ------------   ------------

TOTAL LIABILITIES                                       2,481,000     10,145,000
                                                     ------------   ------------

PARTNERS' EQUITY
     General Partners                                    (810,000)          --
     Limited Partners (59,932 Units Outstanding)       11,522,000     11,700,000
                                                     ------------   ------------

TOTAL PARTNERS' EQUITY                                 10,712,000     11,700,000
                                                     ------------   ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY               $ 13,193,000   $ 21,845,000
                                                     ============   ============



                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF OPERATIONS (UNAUDITED)




                                                      For the Six Months Ended
                                                              June 30,
                                                   -----------------------------

                                                       1999             1998
                                                   ------------    -------------

REVENUES:

Hotel Operations                                    $ 2,016,000     $ 2,202,000
Interest and Other                                      293,000         370,000
                                                    -----------     -----------

Total Revenues                                        2,309,000       2,572,000
                                                    -----------     -----------


EXPENSES:

Hotel Operations
     Rooms                                              463,000         443,000
     Administrative                                     315,000         289,000
     Marketing                                          200,000         233,000
     Energy                                             101,000         103,000
     Repair and Maintenance                              99,000         110,000
     Management Fees                                     63,000          80,000
     Property Taxes                                      60,000          50,000
     Other                                              107,000         131,000
                                                    -----------     -----------
Total Hotel Operations                                1,408,000       1,439,000
Depreciation and Other Amortization                        --           263,000
Interest                                                223,000         434,000
General and Administrative                              206,000         496,000
                                                    -----------     -----------

Total Expenses                                        1,837,000       2,632,000
                                                    -----------     -----------

INCOME (LOSS) BEFORE LOSS ON FORECLOSURE OF
  PROPERTY                                              472,000         (60,000)
Loss on Foreclosure of Property                      (1,460,000)           --
                                                    -----------     -----------
NET LOSS                                            $  (988,000)    $   (60,000)
                                                    ===========     ===========


NET INCOME (LOSS) PER LIMITED PARTNERSHIP
  ASSIGNEE UNIT:
Income (loss) before loss on foreclosure of
  property                                          $         8     $        (1)
Loss on foreclosure of property                             (11)           --
                                                    -----------     -----------
NET LOSS                                            $        (3)    $        (1)
                                                    ===========     ===========

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP
  ASSIGNEE UNIT                                     $      --       $       288
                                                    ===========     ===========


                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF OPERATIONS (UNAUDITED)




                                                      For the Three Months Ended
                                                               June 30,
                                                      --------------------------

                                                         1999           1998
                                                      -----------   -----------

REVENUES:

Hotel Operations                                      $ 1,018,000   $ 1,194,000
Interest and Other                                        148,000       168,000
                                                      -----------   -----------

Total Revenues                                          1,166,000     1,362,000
                                                      -----------   -----------


EXPENSES:

Hotel Operations
     Rooms                                                250,000       238,000
     Administrative                                       199,000       161,000
     Marketing                                             99,000       123,000
     Energy                                                37,000        45,000
     Repair and Maintenance                                45,000        67,000
     Management Fees                                       33,000        47,000
     Property Taxes                                        23,000        23,000
     Other                                                 50,000        61,000
                                                      -----------   -----------
Total Hotel Operations                                    736,000       765,000
Depreciation and Other Amortization                          --         132,000
Interest                                                   13,000       215,000
General and Administrative                                 92,000       176,000
                                                      -----------   -----------

Total Expenses                                            841,000     1,288,000
                                                      -----------   -----------

INCOME BEFORE LOSS ON FORECLOSURE OF PROPERTY             325,000        74,000
Loss on Foreclosure of Property                        (1,460,000)         --
                                                      -----------   -----------
NET INCOME (LOSS)                                     $(1,135,000)  $    74,000
                                                      ===========   ===========


NET LOSS PER LIMITED PARTNERSHIP ASSIGNEE UNIT:
Income (loss) before loss on foreclosure of property  $         6   $         1
Loss on foreclosure of property                               (11)         --
                                                      -----------   -----------
NET INCOME (LOSS)                                     $        (5)  $         1
                                                      ===========   ===========


CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP ASSIGNEE
  UNIT                                                $      --     $         3
                                                      ===========   ===========


                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                   STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
                 For the Six Months Ended June 30, 1999 and 1998




                                        General        Limited
                                       Partners       Partners         Total
                                     ------------   ------------   -------------


Balance, January 1, 1999             $       --     $ 11,700,000   $ 11,700,000
Income before Loss on Foreclosure
  of Property                                --          472,000        472,000
Loss on Foreclosure of Property          (810,000)      (650,000)    (1,460,000)
                                     ------------   ------------   ------------

Balance, June 30, 1999               $   (810,000)  $ 11,522,000   $ 10,712,000
                                     ============   ============   ============


Balance, January 1, 1998             $    348,000   $ 29,115,000   $ 29,463,000
Net Income (Loss)                           5,000        (65,000)       (60,000)
Cash Distributions                       (353,000)   (17,287,000)   (17,640,000)
                                     ------------   ------------   ------------

Balance, June 30, 1998               $       --     $ 11,763,000   $ 11,763,000
                                     ============   ============   ============



                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                      For the Six Months Ended
                                                              June 30,
                                                    ----------------------------

                                                        1999            1998
                                                    ------------   -------------

OPERATING ACTIVITIES
Net Loss                                            $   (988,000)  $    (60,000)
Adjustments to Reconcile Net Loss to Net Cash Used
     by Operating Activities:
     Loss on Foreclosure of Property                   1,460,000
     Depreciation and Amortization                          --          263,000
     Changes in Operating Assets and Liabilities:
         Accounts Receivable                             216,000        122,000
         Prepaid Expenses and Other Assets               106,000         69,000
         Accounts Payable, Accrued Expenses, and
             Other Liabilities                          (812,000)    (1,021,000)
                                                    ------------   ------------
Net Cash Used by Operating Activities                    (18,000)      (627,000)
                                                    ------------   ------------


INVESTING ACTIVITIES
Cash in Escrow                                              --       19,214,000
Proceeds from Sale of Cash Investment                       --        3,888,000
Capital Improvements                                     (26,000)       (40,000)
Restricted Cash - Increase                               353,000         (9,000)
Costs Paid on Foreclosure of Property                     (2,000)          --
                                                    ------------   ------------
Net Cash Provided by Investing Activities                325,000     23,053,000
                                                    ------------   ------------


FINANCING ACTIVITIES
Notes Payable Principal Payments                         (68,000)   (18,540,000)
Cash Distribution to Partners                               --      (17,640,000)
Prepayment Penalties Paid                                   --         (438,000)
                                                    ------------   ------------
Cash Used by Financing Activities                        (68,000)   (36,618,000)
                                                    ------------   ------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         239,000    (14,192,000)
Cash and Cash Equivalents at Beginning of Period       7,485,000     27,051,000
                                                    ------------   ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  7,724,000   $ 12,859,000
                                                    ============   ============

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest Paid in Cash During the Period             $    327,000   $    567,000
                                                    ============   ============

     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Foreclosure of property - see Note 6.


                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   Reference to the 1998 Audited Financial Statements

     These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 1998 audited financial statements.

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

                                                     For the Six Months Ended
                                                             June 30,
                                                     -------------------------

                                                         1999        1998
                                                       --------    --------

     Partnership management fees                       $   --      $ 72,000
     Reimbursement of administrative expense             67,000     105,000
                                                       --------    --------

     Total                                             $ 67,000    $177,000
                                                       ========    ========

     As discussed in Note 2 to the 1998 audited financial statements, pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At June 30, 1999 such amount is approximately $810,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount. Therefore, an $810,000 loss was allocated to the general partners in the second quarter of 1999.

3.   Net Income (Loss) Per Limited Partnership Assignee Unit

     The net income (loss) per limited partnership assignee Unit is computed by dividing the net income (loss) allocated to the limited partners by 59,932 assignee Units outstanding.

4.   Restricted Cash

     The balance includes $5,000,000, which (as discussed in Part II, Item 1) the Court enjoined the Partnership from conveying, transferring, or otherwise disposing of. The remaining $353,000 balance at December 31, 1998 represents an amount related to the sale of the Residence Inn - Atlanta (Perimeter West) which had been deposited in an escrow account. (See Note 7 to the 1998 audited financial statements). In March 1999, the escrow account was closed and the total amount in the account was transferred to the Partnership.

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

6.   Foreclosure of Property

     On June 18, 1999, the improvements of the Residence Inn - Nashville (the "Hotel") owned by the Partnership and the land on which it is located, which was under lease to the Partnership, were sold through foreclosure for $9,050,000, with net proceeds of approximately $450,000 after deduction of the outstanding principal and other costs. The purchaser was the holder of the mortgage note payable encumbering the Hotel (the "Lender"). As previously disclosed, the Partnership had been in default under the mortgage note payable since April 1998 when it did not pay the balloon mortgage payment then due. In the foreclosure sale, the lessor on the ground lease also bid for the property. The lessor has since filed suit against the foreclosure trustee, asserting that the trustee denied him his alleged right to redeem the property by paying debt through the foreclosure.

     Subsequent to the foreclosure, Marriott has issued a notice requiring the Partnership to pay a $1,415,000 termination fee, computed as per the management agreement, plus certain employee costs not yet specified in amounts. The Partnership has accrued the $1,415,000 fee as a cost of sale as of June 30, 1999. However, the Partnership believes that payment of such termination fee and employee costs is dependent on the outcome of negotiations currently underway between the Lender and Marriott regarding a management agreement for Marriott's continued management of the property. Marriott is managing the property for the Lender on an interim basis. The ultimate outcome of payment of the termination fee plus other employee costs cannot be determined at this time.

     In the foreclosure sale the allocation of the $9,050,000 price was not specified. The Partnership claims its right to a portion of the net proceeds from the sale because of its ownership of the personal property sold, which portion it has estimated to be no more than $50,000 based upon the information available to it. The estimated net cost of foreclosure to the Partnership (including the $1,415,000 accrued termination fee and other accrued costs) is $1,432,000. The carrying value of the Hotel at the time of sale was $8,235,000 (net of the $195,000 impairment of value provision recognized in 1998) and the estimated note payable balance, adjusted for amounts in the impound account, was $8,207,000, resulting in a $1,460,000 loss on foreclosure of property recognized in the second quarter of 1999.

     With respect to the ground lease, on May 20, 1999, the lessor issued a letter notifying the Partnership that it had terminated the ground lease as the Partnership had defaulted under the terms of the mortgage note for the Hotel, thereby violating a term of the ground lease agreement. However, the Lender has taken the position that the ground lease was not terminated until June 18, 1999, when it was terminated as a result of the foreclosure. Therefore, the date on which the ground lease was terminated has not been determined. The accompanying financial statements reflect ground lease expenses accrued to the date of the foreclosure. Current ground lease expenses (exclusive of deferred amounts) have been paid through April 1999. The Partnership believes that it was relieved of future payments as of the date of foreclosure, if not as of May 20, 1999, the date the lessor claims to be the lease termination date. The Partnership is, however, still liable for approximately $655,000 in deferred ground rents and interest accrued thereon. This liability is reflected in the financial statements. At this time it is unclear which party is entitled to this amount or when payment will be made.

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

In anticipation of the year 2000, in late 1996 the Managing General Partner conducted a thorough inventory of all software programs it had in use and identified programs that would require modification to correct date handling methodology. Furthermore, the Managing General Partner initiated a policy requiring that all future software purchases be year-2000 compliant. With the exception of the Managing General Partner's financial accounting system, the majority of the hardware and software in use was determined to be year-2000 compliant or it was determined that compliance could be achieved with minor modifications. These modifications were 100% completed by year-end 1998. With respect to the financial accounting system, the Managing General Partner has implemented and tested a year 2000-compliant software product replacing its prior system. All necessary changes have been and will continue to be undertaken at no cost to the Partnership.

In addition to internal systems, the Managing General Partner surveyed third parties that provide essential business services to determine their state of year-2000 readiness. The Partnership's Servicing and Transfer Agent, Gemisys, utilizes a platform programmed to correctly interpret the change to the new century.

The Managing General Partner anticipates there to be no material exposure to year-2000 issues. However, should the Managing General Partner's new financial accounting system not be fully operational subsequent to December 31, 1999 or as a result of any other date change, the Managing General Partner's contingency plan would be to process necessary transactions utilizing non-date sensitive software.

Properties

A description of the remaining property in which the Partnership had an ownership interest prior to the June 18, 1999 foreclosure date, along with the occupancy and room rate data, follows:


                                     OCCUPANCY AND ROOM RATE SUMMARY

                                                              Average Occupancy Rate (%)       Average Daily Room Rate ($)
                                                           -------------------------------  --------------------------------
                                                              Six Months     Three Months      Six Months      Three Months
                                                                Ended           Ended            Ended            Ended
                                                               June 30,        June 30,         June 30,         June 30,
                                                Date of    --------------- ---------------  ---------------- ---------------
    Name and Location                 Rooms    Purchase      1999    1998     1999    1998    1999    1998     1999    1998
--------------------------------     --------  ----------  ------- ------- ------- -------  ------  -------  -------  ------

Residence Inn - Nashville(Airport)     168       05/89        80      84       83      87    85.66   82.42    88.11   85.09
Nashville, Tennessee


Results of Operations

During the six and three months ended June 30, 1999, the Partnership had net loss of $988,000 and $1,135,000, respectively, compared to net loss of $60,000 for the six months ended June 30, 1998 and net income of $74,000 for the three months ended June 30, 1998. The changes are primarily due to a $1,460,000 loss on foreclosure of property recorded in the second quarter of 1999, including accrued costs of sale of $1,415,000 for a termination fee potentially due in accordance with the Marriott management contract, which was terminated upon foreclosure of the Residence Inn - Nashville (see Note 6 to the financial statements). Contributing to the decrease in income in 1999 was a decrease in operating income from the Residence Inn - Nashville. Partial offsets to these negative factors were a decrease in depreciation, reductions in general and administrative and a decline in interest expense.

Operating revenues decreased in both the three and six months ended June 30, 1999 compared to the same periods in 1998 as a result of a decrease in occupancy. Operating expenses decreased in the three and six month periods ended June 30, 1999 compared to the same periods in 1998, but not in amounts sufficient to offset the decrease in revenues. Hence, the Partnership experienced decreases in hotel net operating income for both the three and six month periods ended June 30, 1999. Depreciation and other amortization decreased during the three and six months ended June 30, 1999 compared to 1998 as a result of the Residence Inn - Nashville being classified as an asset to be disposed of at December 31, 1998 and as no depreciation or amortization of deferred franchise fees was recorded after that date (see Notes 1 and 4 to the 1998 audited financial statements). Interest expense decreased in the three and six months ended June 30, 1999 as interest was not paid or recorded on the books of the Partnership after March 31, 1999 in anticipation of foreclosure. The Partnership's general and administrative costs decreased in the three and six months ended June 30, 1999 compared to 1998, primarily due to a decrease in legal costs, Partnership management fees and administrative costs.

Partnership Liquidity and Capital Resources

Second Quarter of 1999

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

In January 1998, the Partnership made two distributions to its general and limited partners, one totaling $16,818,000, representing a portion of the net sales proceeds, and another one totaling $612,000 representing a distribution from 1997 operations. Additionally, in April 1998 the Partnership made a distribution totaling $211,000 in order to comply with certain states' tax withholding requirements. The Partnership has made no distributions to date in 1999. Future distributions will be dependent primarily upon the level of general and administrative expenses and interest income as well as the outcome of legal proceedings related to the Residence Inn - Nashville, as described further in
Part II, Item 1, and the potential payment of a substantial termination fee and other amounts to Marriott.

On April 1, 1998, the balloon mortgage payment for the Residence Inn - Nashville, totaling approximately $8.5 million, became due and payable (see Note 6 to the financial statements). In exchange for a six-month forbearance agreement, during which time the Partnership pursued the potential sale of the property, the lender accepted a principal reduction payment of $100,000, reimbursement of $20,000 of its costs, and regular monthly debt service payments through November 1, 1998. The Partnership subsequently determined that a sale of the property was not feasible, and the forbearance agreement expired. The Partnership attempted to negotiate with the lender to accept a deed in lieu of foreclosure and to assume the Marriott management contract, but was unsuccessful. A deed in lieu of foreclosure would have relieved the Partnership of substantial contract termination fees that it may have to pay as a result of the foreclosure sale. In this regard, the Partnership made regular monthly debt service payments due on the first day of the month of December 1998, January, February, March and April 1999. On June 18, 1999 the Residence Inn - Nashville, its contents and the land on which it is located, which was under lease to the Partnership, was sold through foreclosure. See Note 6 to the accompanying financial statements. While the Partnership believes that the ground lease associated with the property was terminated on or before the foreclosure date, the Partnership will be obligated to pay deferred rent under the lease.

Internal Revenue Service regulations provide that, should 5% or more of the outstanding assignee limited partnership units of a limited partnership be traded via non-exempt transactions within a calendar year, the limited partnership could be classified as a publicly-traded partnership for federal tax purposes, and could therefore be taxed as a corporation. Transfers that are exempt from the above restrictions include transfers at death; transfers between siblings, spouses, ancestors, or lineal descendants; and distributions from qualified retirement plans.

In 1996, 1997, and again in 1998, the Managing General Partner suspended the processing of most types of resale transactions, as the level of such resale transactions reached 4.9% of the total number of outstanding Units for each of those years. This action was taken to ensure that resale transactions did not result in the termination of the Partnership for tax purposes, or cause the Partnership to be classified as a publicly traded partnership or to be taxed as a corporation.

On June 25, 1999, Gemisys, the Partnership's Servicing and Transfer Agent notified the Managing General Partner that non-exempt trading representing approximately 4.9% of the outstanding Units of GSI had been reached, at which time the Managing General Partner again suspended processing of resale transactions for the remainder of the calendar year. Unit holders were advised of that suspension in accordance with Section 12.1 of the Partnership Agreement, via a special communication dated June 25, 1999. All resale transaction paperwork submitted subsequent to that date has been returned to the originator. Gemisys will again begin processing resale transactions on January 3, 2000.

Conclusion

In view of (i) the foreclosure of the Residence Inn - Nashville; (ii) the Partnership's potential liability of $1,415,000 in contract termination fees plus other costs arising from the disposal of the hotel; (iii) distributions the General Partners will be obligated to return to the Partnership prior to its liquidation; and (iv) uncertainties related to the litigation relating to that property, the Partnership no longer provides an estimated net asset value per Unit. However, the Partnership is aware that some resale transactions of Units have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any given time period and occur at a price negotiated between the buyer and seller. The Partnership has no knowledge concerning how a particular price may be determined. A total of 131 resale transactions have been recorded on the books of the Partnership's transfer agent between January 1, 1999 and June 25, 1999 (the date of the suspension of trading), reflecting prices ranging from $75 to $415 per Unit, with a simple average price of $109.50. The Partnership's knowledge of these transactions is based solely on the books and records of its Transfer Agent.

Cash distributions from Partnership operations to investors throughout 1997 were made at an annualized rate of 4%, including the distribution made on January 29, 1998 from fourth quarter 1997 operations. On January 13, 1998 the Partnership distributed $275 per Unit from the proceeds of the sale of eight hotels in

December 1997. On April 9, 1998 the Partnership made a distribution of $3.45 per Unit in order to satisfy nonresident state withholding requirements for the states of California, North Carolina, and Indiana. Future distributions will be dependent on general and administrative expenses and interest income and fees and expenses the Partnership may be liable for resulting from the foreclosure, as well as the outcome of legal proceedings relating to the Residence Inn - Nashville and potential payment of the $1,415,000 termination fee to Marriott. As discussed in Part II, Item 1, there is substantial doubt regarding the Partnership's ability to continue as a going concern.


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

Orlando Residence Ltd. vs. Metric Partners Growth Suite Investors,  L.P. et al.,
Chancery  Court  for  Davidson  County,  in  Nashville,   Tennessee,   Case  No.
92-3086-III.

2300 Elm Hill Pike, Inc. ("2300") (formerly known as Nashville Residence Corporation until 1986) was the original owner of the Hotel (including the
Land). 2300 conveyed its interest in the Hotel (including the Land) to NLC in 1986 by unrecorded quitclaim deed. In April 1989, NLC sold the Hotel and leased the Land to the Partnership pursuant to a ground lease ("the Lease").

In October 1992, Orlando filed this lawsuit against NLC and its general partners and the Partnership, alleging that the sale of the Hotel and the Land by 2300 to NLC in 1986 and NLC's subsequent sale of the Hotel and lease of the Land to the Partnership in 1989 were fraudulent conveyances, intended to hinder Plaintiff's recovery of a judgment against 2300. In August 1993, the Court dismissed this action against the Partnership. In June 1999, the lender of the mortgage note on the Hotel and the Land foreclosed, which terminated the Partnership's interest in the Hotel and the Land.

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

Orlando Residence Ltd. vs. 2300 Elm Hill Pike, Inc. and Nashville Lodging Company vs. Metric Partners Growth Suite Investors, L.P., Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 94-1911-I ("Nashville Case I").

Orlando filed this action against 2300 and NLC in the Davidson County Chancery Court to attempt to execute on its judgment against Nelson, NLC and 2300 in another action in the Chancery Court by subjecting the Land to sale. In May 1995, 2300 and NLC filed a third-party complaint against the Partnership, alleging it had refused to purchase the Land as required by the SF Settlement. 2300 and NLC demanded payment by the Partnership of 2300 and NLC's costs of defending Nashville Case I and indemnification for any loss resulting from the claims of Orlando, among other claims of damage.

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

The trial of the case, which had previously been set for February 9, 1998 and continued to March 15, 1999, has been further continued to February 7, 2000 to permit limited discovery related to this new claim.

Metric Partners Growth Suite Investors, L.P., vs. Nashville Lodging Co., 2300 Elm Hill Pike, Inc., Orlando Residence Ltd., and LaSalle National Bank, as trustee under that certain pooling and servicing agreement, dated July 11, 1995 for the holders of the WHP Commercial Mortgage Pass Through Certificates, Series 1995C1 and Robert Holland, Trustee, Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 96-1405-III ("Nashville Case II").

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

NLC and 2300 filed an answer in June, together with a counterclaim against the Partnership. NLC and 2300 claimed damages from the Partnership and asked the Court to permit acceleration of the Wrap Note and termination of the Lease. In July 1996, the Partnership filed a motion for summary judgment in this case, asking that the Court award the relief sought by it and that the Court dismiss the counterclaim of NLC and 2300. At a hearing on this motion held in August 1996 the Court granted the Partnership's motion. The defendants appealed all judgments for the Partnership in this case. The Partnership and the defendants agreed on an attorneys' fee award to the Partnership of $60,000, but no payment was expected until the defendants' appeal is resolved. Oral arguments regarding this appeal were held in July 1998, and in September 1998 the appellate court affirmed the judgments for the Partnership. Defendants moved for rehearing, which was denied in early October 1998. Defendants then filed an application with the Tennessee Supreme Court for permission to appeal the appellate court decision. This application was denied by the Tennessee Supreme Court in early March 1999. Subsequently, Defendants petitioned the Tennessee Supreme Court to reconsider its denial. This petition was denied by the Tennessee Supreme Court on May 10, 1999. The Partnership's $60,000 attorneys' fee award is now due and owing by the defendants.

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

Samuel A. Hardage and Samantha Hotels, LLC vs. Robert M. Holland, Jr., Trustee, and WBL II Real Estate Limited Partnership vs. Metric Partners Growth Suite Investors, L. P. and Nashville Lodging Company, Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 99-1749-I..

On June 21, 1999, Samuel A. Hardage and Samantha Hotels, LLC ("Hardage") filed this action against Robert M. Holland (the "Trustee") and WBL Real Estate Limited Partnership (the "Lender") claiming in general that the Trustee improperly conducted the foreclosure sale of the Hotel and its contents and the Land (the "Collateral") by failing to (i) permit Hardage to redeem the Collateral for the amount of the outstanding debt that was being foreclosed and
(ii) disqualify the Lender when it did not close its purchase of the Collateral by noon on June 18, 1999. Among other remedies, Hardage asks that he be allowed to redeem the Collateral or that he be paid any proceeds from the sale of the Collateral in excess of the outstanding debt.

On July 19, 1999, the Trustee and the Lender responded to the complaint, made certain counterclaims and made a third-party complaint against the Partnership and NLC. In general, the third-party complaint alleges that in the foreclosure sale the Lender paid $450,000 (the "Surplus Funds") in excess of the debt, costs and attorney's fees recoverable in connection with the debt and a $50,000 reserve for litigation costs related to the sale. As a result, the Trustee and Lender ask the Court for an order interpleading the Surplus Funds and joining all parties, including the Partnership and NLC, who claim an interest in the Surplus Funds. On July 20, 1999, the Partnership filed an answer, counterclaim and crossclaim, claiming an interest in the Surplus Funds related to the personal property sold in the foreclosure sale.

Hardage has filed a motion for a preliminary injunction to permit him to redeem the debt or to reconvene the sale with the Lender disqualified, which motion is scheduled to be heard on August 12, 1999. If this motion were to be granted, there would be no Surplus Funds in which the Partnership could claim an interest. Moreover, if Hardage were to acquire the Hotel as a result of this motion and was to discontinue the management of the Hotel by Marriott (which the Partnership believes would happen), the claim by Marriott to contract termination fees of $1,415,000 and other employee-related costs related to the foreclosure (see Part I, Item 1, Note 6 to Financial Statements, above) would be strengthened.


Potential Impact of Foreclosure and Litigation

The foreclosure of the Residence Inn - Nashville and subsequent claims made by Marriott in connection with the foreclosure (see Part I, Item 2, "Partnership Liquidity and Capital Resources"), as well as (i) the substantial legal fees and costs that have been and are expected to be incurred by the Partnership in connection with the existing lawsuits and (ii) the usual uncertainty of litigation create substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from these uncertainties.

Item 6.  Exhibits and Reports on Form 8-K

     (a) No reports on Form 8-K were required to be filed during the period covered by this Report other than the Report filed on June 29, 1999 including the letter from the Registrant to its investors dated June 25, 1999. Subsequent to the close of the quarter, on July 2, 1999, a Report was filed on Form 8-K reporting on the foreclosure of the Residence Inn - Nashville.

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


                            Date:    August 10, 1999
                                     ----------------------