Form 10-Q
period 1999-09-30
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 1999-11-15
CIK 800730

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

       For the quarterly period ended September 30, 1999


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

                           BALANCE SHEETS (UNAUDITED)




                                                     September 30,  December 31,
                                                          1999         1998
                                                     -------------  ------------

ASSETS
Cash and Cash Equivalents                            $ 1,881,000   $ 7,485,000
Restricted Cash                                        5,000,000     5,353,000
Accounts Receivable                                      844,000       672,000
Prepaid Expenses and Other Assets                           --         126,000

Asset to be Disposed of                                     --       8,185,000

Deferred Franchise Fees                                     --          24,000
                                                     -----------   -----------

TOTAL ASSETS                                         $ 7,725,000   $21,845,000
                                                     ===========   ===========


LIABILITIES AND PARTNERS' EQUITY
Accounts Payable                                     $      --     $   655,000
Accrued Property Taxes                                      --         114,000
Accrued Interest                                         229,000       333,000
Other Liabilities                                      1,975,000       751,000
Note Payable                                                --       8,292,000
                                                     -----------   -----------

TOTAL LIABILITIES                                      2,204,000    10,145,000
                                                     -----------   -----------

PARTNERS' EQUITY
     General Partners                                   (914,000)         --
     Limited Partners (59,932 Units Outstanding)       6,435,000    11,700,000
                                                     -----------   -----------

TOTAL PARTNERS' EQUITY                                 5,521,000    11,700,000
                                                     -----------   -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY               $ 7,725,000   $21,845,000
                                                     ===========   ===========


                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF OPERATIONS (UNAUDITED)




                                                       For the Nine Months Ended
                                                             September 30,
                                                      --------------------------

                                                          1999          1998
                                                      -----------   ------------

REVENUES:

Hotel Operations                                      $ 2,016,000   $ 3,335,000
Interest and Other                                        431,000       553,000
                                                      -----------   -----------

Total Revenues                                          2,447,000     3,888,000
                                                      -----------   -----------


EXPENSES:

Hotel Operations
     Rooms                                                463,000       689,000
     Administrative                                       315,000       448,000
     Marketing                                            200,000       349,000
     Energy                                               101,000       170,000
     Repair and Maintenance                                99,000       169,000
     Management Fees                                       63,000       119,000
     Property Taxes                                        60,000        79,000
     Other                                                107,000       194,000
                                                      -----------   -----------
Total Hotel Operations                                  1,408,000     2,217,000
Depreciation and Other Amortization                          --         398,000
Interest                                                  223,000       646,000
General and Administrative                                337,000       703,000
                                                      -----------   -----------

Total Expenses                                          1,968,000     3,964,000
                                                      -----------   -----------

INCOME (LOSS) BEFORE LOSS ON FORECLOSURE OF PROPERTY      479,000       (76,000)
Loss on Foreclosure of Property                        (1,460,000)         --
                                                      -----------   -----------

NET LOSS                                              $  (981,000)  $   (76,000)
                                                      ===========   ===========


NET LOSS PER LIMITED PARTNERSHIP ASSIGNEE UNIT:
Income (loss) before loss on foreclosure of property  $         8   $        (1)
Loss on foreclosure of property                               (11)         --
                                                      -----------   -----------

NET LOSS                                              $        (3)  $        (1)
                                                      ===========   ===========

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP
  ASSIGNEE UNIT                                       $        85   $       288
                                                      ===========   ===========



                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF OPERATIONS (UNAUDITED)




                                                     For the Three Months Ended
                                                            September 30,
                                                     --------------------------

                                                         1999           1998
                                                     ------------    -----------

REVENUES:

Hotel Operations                                     $      --      $ 1,133,000
Interest and Other                                       138,000        183,000
                                                     -----------    -----------

Total Revenues                                           138,000      1,316,000
                                                     -----------    -----------


EXPENSES:

Hotel Operations
     Rooms                                                  --          246,000
     Administrative                                         --          159,000
     Marketing                                              --          116,000
     Energy                                                 --           67,000
     Repair and Maintenance                                 --           59,000
     Management Fees                                        --           39,000
     Property Taxes                                         --           29,000
     Other                                                  --           63,000
                                                     -----------    -----------
Total Hotel Operations                                      --          778,000
Depreciation and Other Amortization                         --          135,000
Interest                                                    --          212,000
General and Administrative                               131,000        207,000
                                                     -----------    -----------

Total Expenses                                           131,000      1,332,000
                                                     -----------    -----------
NET INCOME (LOSS)                                    $     7,000    $   (16,000)
                                                     ===========    ===========


NET INCOME (LOSS) PER LIMITED PARTNERSHIP
  ASSIGNEE UNIT:                                     $      --      $      --
                                                     ===========    ===========

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP
  ASSIGNEE UNIT                                      $        85    $      --
                                                     ===========    ===========



                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                   STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
              For the Nine Months Ended September 30, 1999 and 1998




                                       General        Limited
                                      Partners        Partners         Total
                                     ------------   ------------   -------------


Balance, January 1, 1999             $       --     $ 11,700,000   $ 11,700,000
Income before Loss on Foreclosure
  of Property                                --          479,000        479,000
Loss on Foreclosure of Property          (810,000)      (650,000)    (1,460,000)
Cash Distributions                       (104,000)    (5,094,000)    (5,198,000)
                                     ------------   ------------   ------------

Balance, September 30, 1999          $   (914,000)  $  6,435,000   $  5,521,000
                                     ============   ============   ============


Balance, January 1, 1998             $    348,000   $ 29,115,000   $ 29,463,000
Net Income (Loss)                           5,000        (81,000)       (76,000)
Cash Distributions                       (353,000)   (17,287,000)   (17,640,000)
                                     ------------   ------------   ------------

Balance, September 30, 1998          $       --     $ 11,747,000   $ 11,747,000
                                     ============   ============   ============



















                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        a California Limited Partnership

                      STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                    For the Nine Months Ended
                                                          September 30,
                                                    ---------------------------

                                                        1999           1998
                                                    -----------    ------------

OPERATING ACTIVITIES
Net Loss                                            $   (981,000)  $    (76,000)
Adjustments to Reconcile Net Loss to Net Cash
     Used by Operating Activities:
     Loss on Foreclosure of Property                   1,460,000
     Depreciation and Amortization                          --          398,000
     Changes in Operating Assets and Liabilities:
         Accounts Receivable                            (162,000)       105,000
         Prepaid Expenses and Other Assets               109,000         31,000
         Accounts Payable, Accrued Expenses, and
           Other Liabilities                          (1,083,000)      (922,000)
                                                    ------------   ------------
Net Cash Used by Operating Activities                   (657,000)      (464,000)
                                                    ------------   ------------


INVESTING ACTIVITIES
Cash in Escrow                                              --       19,214,000
Proceeds from Sale of Cash Investment                       --        3,888,000
Capital Improvements                                     (26,000)      (165,000)
Restricted Cash - Increase                               353,000     (5,013,000)
Costs Paid on Foreclosure of Property                     (8,000)          --
                                                    ------------   ------------
Net Cash Provided by Investing Activities                319,000     17,924,000
                                                    ------------   ------------


FINANCING ACTIVITIES
Notes Payable Principal Payments                         (68,000)   (18,678,000)
Cash Distribution to Partners                         (5,198,000)   (17,640,000)
Prepayment Penalties Paid                                   --         (438,000)
                                                    ------------   ------------
Cash Used by Financing Activities                     (5,266,000)   (36,756,000)
                                                    ------------   ------------


DECREASE IN CASH AND CASH EQUIVALENTS                 (5,604,000)   (19,296,000)
Cash and Cash Equivalents at Beginning of Period       7,485,000     27,051,000
                                                    ------------   ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  1,881,000   $  7,755,000
                                                    ============   ============

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest Paid in Cash During the Period             $    327,000   $    765,000
                                                    ============   ============


      SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITES

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

                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------

                                                         1999             1998
                                                       ---------        --------

     Partnership management fees                       $   --           $ 72,000
     Reimbursement of administrative expense            100,000          158,000
                                                       ========         ========

     Total                                             $100,000         $230,000
                                                       ========         ========

     As discussed in Note 2 to the 1998 audited financial statements, pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At September 30, 1999 such amount is approximately $914,000. The Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

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

6.   Foreclosure of Property

     On June 18, 1999, the improvements of the Residence Inn - Nashville (the "Hotel") owned by the Partnership and the land on which it is located, which was under lease to the Partnership, were sold through foreclosure for $9,050,000, with net proceeds of approximately $450,000 after deduction of the outstanding principal and other costs. The purchaser was the holder of the mortgage note payable encumbering the Hotel (the "Lender"). As previously disclosed, the Partnership had been in default under the mortgage note payable since April 1998 when it did not pay the balloon mortgage payment then due. In the foreclosure sale, the lessor on the ground lease also bid for the property. The lessor has since filed suit against the foreclosure trustee, asserting that the trustee denied him his alleged right to redeem the property by paying the balance due through the foreclosure.

     Subsequent to the foreclosure, Marriott issued a notice requiring the Partnership to pay a $1,415,000 termination fee, computed as per the management agreement, plus certain employee costs not yet specified in amount. The Partnership has accrued the $1,415,000 fee as a cost of sale. However, the Partnership believes that payment of such termination fee and employee costs is dependent on the outcome of negotiations currently underway between the Lender and Marriott regarding a management agreement for Marriott's continued management of the property. It is the
     Partnership's understanding that Marriott is currently managing the property for the Lender on an interim basis. The ultimate outcome of payment of the termination fee plus other employee costs cannot be determined at this time.

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

The Managing General Partner anticipates there to be no material exposure to year-2000 issues. However, should the Partnership encounter problems arising from the date change, the Managing General Partner's contingency plan would be to process necessary transactions utilizing non-date sensitive software.

Results of Operations

During the nine and three months ended September 30, 1999, the Partnership had net loss of $981,000 and net income of $7,000, respectively, compared to net loss of $76,000 and $16,000 for the nine and three months ended September 30, 1998, respectively. The changes are primarily due to foreclosure of the last property in June 1999 resulting in a loss of $1,460,000, including accrued costs of sale of $1,415,000 for a termination fee potentially due in accordance with the Marriott management contract, which was terminated upon foreclosure of the Residence Inn - Nashville (see Note 6 to the financial statements).

Operating revenues and expenses as well as depreciation, amortization and interest expense decreased in the nine and three months ended September 30, 1999 compared to the same periods in 1998 as a result of the foreclosure on the Partnership's last property in June 1999. Interest income decreased for both the nine and three months ended September 30, 1999 compared to the same periods in 1998 due to lower average cash balances. The Partnership's general and administrative costs decreased in the nine and three months ended September 30, 1999 compared to 1998, primarily due to a decrease in legal costs, Partnership management fees and administrative costs.

Partnership Liquidity and Capital Resources

Third Quarter of 1999

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

In January 1998, the Partnership made two distributions to its general and limited partners, one totaling $16,818,000, representing a portion of the net sales proceeds, and another one totaling $612,000 representing a distribution from 1997 operations. Additionally, in April 1998 the Partnership made a distribution totaling $211,000 in order to comply with certain states' tax withholding requirements. In September 1999, the Partnership made distributions to the general and limited partners totaling $5,198,000, representing a portion of the net sales proceeds from the sale in December 1997 of eight properties. Future distributions will be dependent primarily upon the level of general and administrative expenses and interest income as well as the outcome of legal proceedings related to the Residence Inn - Nashville, as described further in
Part II, Item 1, and the potential payment of a substantial termination fee and other amounts to Marriott.

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

Conclusion

In view of (i) the foreclosure of the Residence Inn - Nashville; (ii) the Partnership's potential liability of $1,415,000 in contract termination fees plus other costs arising from the disposal of the hotel; (iii) distributions the General Partners will be obligated to return to the Partnership prior to its liquidation; and (iv) uncertainties related to the litigation relating to the Residence Inn - Nashville, the Partnership no longer provides an estimated net asset value per Unit. However, the Partnership is aware that some resale transactions of Units have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any given time period and occur at a price negotiated between the buyer and seller. The Partnership has no knowledge concerning how a particular price may be determined. A total of 131 resale transactions have been recorded on the books of the Partnership's transfer agent between January 1, 1999 and June 25, 1999 (the date of the suspension of trading), reflecting prices ranging from $75 to $415 per Unit, with a simple average price of $109.50. The Partnership's knowledge of these transactions is based solely on the books and records of its Transfer Agent.

Cash distributions from Partnership operations to investors throughout 1997 were made at an annualized rate of 4%, including the distribution made on January 29, 1998 from fourth quarter 1997 operations. On January 13, 1998 the Partnership distributed $275 per Unit from the proceeds of the sale of eight hotels in December 1997. On April 9, 1998 the Partnership made a distribution of $3.45 per Unit in order to satisfy nonresident state withholding requirements for the states of California, North Carolina, and Indiana. On September 7, 1999 the Partnership made a distribution of $85.00 per Unit representing an additional distribution from the proceeds of the December 1997 sale of eight of the Partnership's hotels. Future distributions will be dependent on general and administrative expenses and interest income and fees and expenses the Partnership may be liable for resulting from the foreclosure, as well as the outcome of legal proceedings relating to the Residence Inn - Nashville and potential payment of the $1,415,000 termination fee to Marriott. As discussed in
Part II, Item 1, there is substantial doubt regarding the Partnership's ability to continue as a going concern.


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

Orlando filed this action against 2300 and NLC in the Davidson County Chancery Court to attempt to execute on its judgment against Nelson, NLC and 2300 in another action in the Chancery Court by subjecting the Land to sale. In May 1995, 2300 and NLC ("TP Plaintiffs") filed a third-party complaint against the Partnership, alleging it had refused to purchase the Land as required by the SF Settlement. TP Plaintiffs demanded payment by the Partnership of TP Plaintiffs' costs of defending Nashville Case I and indemnification for any loss resulting from the claims of Orlando, among other claims of damage.

In February 1996, the Court granted a motion filed by TP Plaintiffs for partial summary judgment, ruling that the Partnership had breached the SF Settlement. The action will continue to determine damages and other issues. The Partnership does not believe it breached the SF Settlement and will appeal this ruling at an appropriate time. However, no assurance can be given that its appeal will be successful.

In late October 1997, TP Plaintiffs filed a motion for an injunction to prohibit GSI from distributing proceeds from the sale of the Residence Inns owned by GSI, pending a final judgment in this case. A hearing on this motion was held in February 1998 and the Court enjoined the Partnership from conveying, transferring, distributing or otherwise disposing of its cash to any extent which would leave less than $5 million available for payment of any judgment obtained by TP Plaintiffs.

TP Plaintiffs filed an amended complaint against the Partnership in April 1998, asserting, among other things, a bad faith breach of contract by the Partnership. In May 1998, the Court granted a motion by the Partnership to dismiss these bad faith allegations and to dismiss certain claims for specific damages made by TP Plaintiffs, including attorneys' fees and the value of Nelson's time relating to efforts to enforce the SF Settlement.

In late October 1998, TP Plaintiffs filed a second amended complaint, asserting that a certain 1989 three-party agreement among NLC, the Partnership and the holder of a mortgage on the Hotel and the Land entitles TP Plaintiffs to obtain judgment for, among other things, the cost, including attorney's fees, of this action and of Nelson's time and efforts on behalf of NLC in this action. In November 1998, the Court granted a motion filed by the Partnership, dismissing the claim of TP Plaintiffs to recover for the value of Nelson's time and efforts on behalf of NLC in this and related litigation.

In December 1998, the Court granted a motion for partial summary judgment filed by the Partnership, dismissing most of the remaining damage claims of TP Plaintiffs, including claims for indemnification for any loss resulting from the claims of Orlando. After these claims were dismissed, TP Plaintiffs amended their damage claim to seek to recover the alleged differential between the price that the Partnership agreed to pay for the Land and its alleged fair market value. The amount of this claim is approximately $1.6 million. In addition, TP Plaintiffs seek to recover attorneys' fees to enforce the SF Settlement. The amount of this claim is approximately $500,000

In April 1999, the Partnership filed a motion to strike the new damage claim. At a hearing held on May 7, 1999, the Court denied the motion.

On November 10, 1999, the Partnership filed a motion for summary judgment seeking dismissal of TP Plaintiffs' remaining claim for attorneys' fees. This motion is scheduled to be heard on December 17, 1999.

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

On June 21, 1999, Samuel A. Hardage and Samantha Hotels, LLC ("Hardage") filed this action against Robert M. Holland (the "Trustee") and WBL Real Estate Limited Partnership (the "Lender") claiming in general that the Trustee improperly conducted the foreclosure sale of the Hotel and the Land (the "Collateral") by failing to (i) permit Hardage to redeem the Collateral for the amount of the outstanding debt that was being foreclosed and (ii) disqualify the Lender when it did not close its purchase of the Collateral by noon on June 18, 1999. Among other remedies, Hardage asks that the foreclosure sale be reconvened with the Lender disqualified as a bidder and for a declaration that he retains a right to redeem the Collateral in excess of the outstanding debt.

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

Hardage filed a motion for a preliminary injunction to reconvene the foreclosure sale with the Lender disqualified as a bidder. The motion was denied by the Court at a hearing on August 9, 1999.

On August 5, 1999, the Lender filed a motion for judgment on the pleadings, claiming that the Hardage complaint failed to allege that Hardage tendered the amount of the outstanding debt, and that Hardage failed to pay into Court the amount of the outstanding debt. The Lender alleged that these steps were necessary under Tennessee law for Hardage to pursue his claim that he was denied the right to redeem the Collateral. The motion was heard on August 19, 1999. The Court denied the motion but ordered Hardage to pay into Court the amount of the outstanding debt within thirty (30) days to proceed with his challenge that he was denied the right to redeem the Collateral. Hardage did not pay the debt into Court. Therefore, he can now proceed on his clam that the foreclosure was improper only because the Lender failed to close its purchase in the Collateral within the requested time.

On August 23, 1999, Hardage filed an answer and counterclaim to the Partnership's claim to the Surplus Proceeds. Among other things, Hardage claims
(1) that the Partnership is not entitled to any portion of the Surplus Funds because the personal property owned by the Partnership was not sold at the foreclosure; and (2) that the Partnership owes Hardage accrued but unpaid rent in an amount exceeding $500,000. On September 22, 1999, the Partnership answered Hardage's counterclaim, admitting that it owes accrued but unpaid rent either to Hardage or the Lender, and asking for a declaration as to whom the accrued but unpaid rent is owed.

If Hardage were to succeed ultimately in getting the foreclosure set aside and reconvened, then there would be no Surplus Funds in which the Partnership could claim an interest. Moreover, if Hardage were to acquire the Hotel and discontinue the management of the Hotel by Marriott (which the Partnership believes would happen), the claim by Marriott to contract termination fees of $1,415,000 and other employee-related costs related to the foreclosure (see Part I, Item 1, Note 6 to Financial Statements above) would be strengthened. If Hardage were to succeed on his claim that the personal property was not sold at the foreclosure sale, then the Partnership would still own the personal property, and would likely negotiate a sale to the Lender.

On September 23, 1999, the Lender filed a motion to compel non-binding mediation of the case. The motion was not opposed. The parties are attempting to schedule the mediation within the next sixty (60) days.


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

Item 6.  Exhibits and Reports on Form 8-K

     (a) No reports on Form 8-K were required to be filed during the period covered by this Report other than the Report filed on July 2, 1999, reporting on the foreclosure of the Residence Inn - Nashville, and the report filed on September 7, 1999 including a letter dated September 7, 1999 from Registrant to its investors.

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


                          Date:     November 15, 1999
                                    -----------------