Form 10-K405
period 1999-12-31
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2000-03-30
CIK 800730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ________________

        Commission file number 0-17660

                                 METRIC PARTNERS
                          GROWTH SUITE INVESTORS, L.P.,

                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              CALIFORNIA                                 94-3050708
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

        1 CALIFORNIA STREET
       SAN FRANCISCO, CALIFORNIA                         94111-5415
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

Registrant's telephone number, including area code: (415) 678-2000
                                                    (800) 347-6707 IN ALL STATES

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                       Limited Partnership Assignee Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

No market for the Limited Partnership Assignee Units exists and therefore a market value for such Units cannot be determined.

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

Beginning in April 1988, the Partnership offered $60,000,000 in Limited Partnership Assignee Units. The offering was closed on June 30, 1989, with total funding of $59,932,000. The net proceeds of the offering were used to purchase ten hotel properties, which are described in Item 2. The acquisition activities of the Partnership were completed on March 16, 1990, with the purchase of the Residence Inn - Altamonte Springs. Since that time, the principal activity of the Partnership has been managing its portfolio. As the Partnership's long-term goal was to ultimately liquidate the portfolio, the markets where the hotels are located were monitored on an ongoing basis for potential sales opportunities. The Partnership entered into a purchase and sale agreement for the Residence Inn-Atlanta (Perimeter West) with an unaffiliated buyer and sold the property on October 3, 1995. In 1997, the Partnership marketed eight of the nine remaining hotels for sale, and on December 30, 1997, the hotels were sold to an unaffiliated buyer. The Partnership's last property, the Residence Inn - Nashville, was sold through foreclosure on June 18, 1999, as further described in Part II, Item 7.

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

ITEM 2.  PROPERTIES.

A description of the hotel properties which the Partnership owned is as follows:


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

Residence Inn-Indianapolis                                88          06/88            12/97
 3553 Founders Road, Indianapolis, Indiana

Residence Inn-Lexington                                   80          06/88            12/97
 1080 Newtown Pike, Lexington, Kentucky

Residence Inn-Louisville                                  96          06/88            12/97
 120 North Hurtsbourne Lane, Louisville, Kentucky

Residence Inn-Winston-Salem                               88          06/88            12/97
 7835 North Point Blvd., Winston-Salem, North
 Carolina

Residence Inn-Nashville                                  168          05/89            6/99*
 2300 Elm Hill Pike, Nashville, Tennessee

Residence Inn-Atlanta (Perimeter West)                   128          10/89            10/95
 6096 Barfield Road, Atlanta, Georgia

Residence Inn-Altamonte Springs                          128          03/90            12/97
 270 Douglas Avenue, Altamonte Springs, Florida


* Date of foreclosure.


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

Metric Partners Growth Suite Investors, L.P. vs. Nashville Lodging Co., 2300 Elm Hill Pike, Inc., Orlando Residence, Ltd., and LaSalle National Bank, as trustee under that certain pooling and servicing agreement, dated July 11, 1995, for the holders of the WHP Commercial Mortgage Pass Through Certificates, Series 1995C1 and Robert Holland,

Trustee, Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 96-1405-III. [Proceeding concluded in May 1999; see Part II, Item 8, Note 7 to the Financial Statements.]

Kenneth E. Nelson and Nashville Lodging Co., vs. Metric Realty et. al., Tennessee Chancery Court for Davidson County, Case No. 97-2189-III.

Metric Partners Growth Suite Investors, L.P. vs. James Reuben et al, San Francisco County Superior Court, Case No. 998214.

Samuel A. Hardage and Samantha Hotels, LLC vs. Robert M. Holland, Jr., Trustee, and WBL II Real Estate Limited Partnership vs. Metric Partners Growth Suite Investors, L. P. and Nashville Lodging Company, Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 99-1749-I. [Proceeding concluded in March 2000; see Part II, Item 8, Note 7 to the Financial Statements.]

For information regarding these lawsuits, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8,
Note 7 to the Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders during the period covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Limited Partnership Assignee Unit holders are entitled to certain distributions as provided in the Partnership Agreement. From inception through September 7, 1999, Assignee Unit holders have received distributions from operations and sales ranging from $696 - $789 for each $1,000 limited partnership assignee Unit, inclusive of $395 from sales proceeds. No market for Limited Partnership Assignee Units exists, nor is one expected to develop.

As of December 31, 1999, the approximate number of holders of Limited Partnership Assignee Units was as follows:


             TITLE OF CLASS                                   NUMBER OF RECORD HOLDERS
             --------------                                   ------------------------
             Limited Partnership Assignee Units..................       4,297

ITEM 6. SELECTED FINANCIAL DATA.

The following represents selected financial data for Metric Partners Growth Suite Investors, L.P., a California Limited Partnership, for each of the five years in the period ended December 31, 1999. The data should be read in conjunction with the Financial Statements included elsewhere herein.


                                                                                          FOR THE YEAR ENDED
                                                                                             DECEMBER 31
                                                                 ------------------------------------------------------------------
                                                                  1999(2)         1998           1997          1996          1995
                                                                 --------       --------       --------      --------      --------
                                                                            (AMOUNTS IN THOUSANDS EXCEPT PER UNIT DATA)
Total Revenues                                                   $  2,566       $  5,171       $ 26,193      $ 25,045      $ 26,107
                                                                 ========       ========       ========      ========      ========
Net Income (Loss):
   Income (Loss) Before Gain on Sale or Loss  on
       Foreclosure of Properties                                 $    474       $   (423)      $  2,814      $    521      $     69
   Loss on Foreclosure of Property                                   (340)             -              -             -             -
   Gain on Sale of Properties                                           -            300          7,505             -         3,275
                                                                 --------       --------       --------      --------      --------
Net Income(Loss)                                                 $    134       $   (123)      $ 10,319      $    521      $  3,344
                                                                 ========       ========       ========      ========      ========

Net Income (Loss) per Limited Partnership Assignee Unit(1):
   Income (Loss) Before Gain on Sale or Loss  on
       Foreclosure of Properties                                 $     16       $     (7)      $     47      $      8      $     (1)
   Loss of Foreclosure of Property                                      -              -              -             -             -
   Gain on Sale of Properties                                           -              5            120             -            53
                                                                 --------       --------       --------      --------      --------
Net Income(Loss) per Limited Partnership Assignee Unit           $     16       $     (2)      $    167      $      8      $     52
                                                                 ========       ========       ========      ========      ========
Total Assets                                                     $  7,374       $ 21,845       $ 60,636      $ 67,436      $ 71,071
                                                                 ========       ========       ========      ========      ========

Long Term Obligations:
   Notes Payable                                                 $     --       $  8,292       $ 26,983      $ 42,518      $ 42,669
                                                                 ========       ========       ========      ========      ========

Cash Distributions per Limited Partnership Assignee Unit         $     85       $    288       $     40      $     68      $     32
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

Year 2000 Considerations

As of July 31, 1999, the managing general partner had completed a project that replaced or modified portions of its software and hardware so that computer systems would properly function with respect to dates in the year 2000 and thereafter. These modifications and replacements were undertaken at no cost to the Partnership. The managing general partner believes that with this new and modified hardware and software, the Year 2000 issue will not pose significant operational problems for its computer systems. As of March 30, 2000, the Partnership has not experienced significant operational problems due to Year 2000 issues. Further, the Partnership believes that its risk for future operational problems related to the Year 2000 issue is minimal.

The Partnership is dependent upon third parties to continue operating properly, and as of March 20, 2000, the Partnership is unaware of any significant Year 2000 issue preventing third parties with material dealings with the Partnership to function normally. However, as a component of its Year 2000 project, the Partnership has discussed Year 2000 compliance issues with its key vendors and service providers, and has developed contingency plans, although there can be no assurance that these contingency plans will successfully avoid future service interruption.

Due to the complexity and pervasiveness of the Year 2000 issue and, in particular, the uncertainty regarding the compliance programs of third parties, no assurance can be given that these estimates will be achieved; actual results could differ materially from those anticipated.

The Partnership sold eight of its nine remaining hotels in December 1997. The remaining property, the Residence Inn - Nashville, was sold through foreclosure in June 1999. Accordingly, historical financial information will not be representative of future results. Future results of operations will be dependent on the consummation of the settlement agreement discussed in Note 10 to the Financial Statements, general and administrative expenses and interest income, as well as the outcome of the legal proceedings discussed in Note 7 to the Financial Statements.

RESULTS OF OPERATIONS

1999 Compared to 1998

Net income was $134,000 in 1999 compared to a net loss of $123,000 in 1998. The change is primarily due to the sale through foreclosure of the Partnership's last property, the Residence Inn - Nashville, in June 1999. This disposition was anticipated, and in 1998 the Partnership recognized a $195,000 provision for impairment (see discussion in the following section). While net hotel operations decreased in 1999 as a result of approximately six months of operations compared to twelve in 1998, the $195,000 provision for impairment in 1998 (see Notes 3 and 4 to the Financial Statements) and the consequential ceasement of depreciation expense at December 31, 1998 had a positive effect on net income. In addition, interest expense in 1999 was only recorded for the first quarter (see Note 4 to the Financial Statements), while 1998 reflected a full year of interest expense. These factors, combined with a substantial decrease in general and administrative expenses, and despite a recognition of a $300,000 deferred gain in 1998 versus a loss on foreclosure of property of $340,000 in 1999, led to a net income in 1999 versus a net loss in 1998.

Interest income decreased in 1999 compared to 1998 as a result of lower cash balances primarily caused by a distribution to the partners in September 1999. General and administrative expenses decreased in 1999 compared to 1998 primarily due to substantially lower legal expenses, partnership management fees and administrative costs.

1998 Compared to 1997

Net loss was $123,000 in 1998 compared to net income of $10,319,000 in 1997. The change is primarily due to the sale of eight properties on December 30, 1997, when a gain on sale totaling $7,505,000 was recognized. In 1998, the gain on sale was $300,000 relating to the portion of the 1995 gain on sale of the Residence Inn - Atlanta (Perimeter West) which had been deferred pending certain contingencies that have now been removed. (See Item 8, Note 6 to the Financial Statements). In 1998, the Partnership recognized a $195,000 provision for impairment on its remaining property, the Residence Inn - Nashville, as described in Notes 3 and 4 to the Financial Statements. Operations at the Residence Inn - Nashville dropped slightly in 1998 compared to 1997 while interest income increased substantially.

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

PARTNERSHIP LIQUIDITY AND CAPITAL RESOURCES

Introduction

As presented in the 1999 Statement of Cash Flows, cash was used by operating activities. Cash was provided by investing activities from receipt by the Partnership of the balance of an escrow account (the "Shortfall Guaranty Account") that had been established at the time of sale of the Residence Inn - Atlanta in October 1995. The conditions for payment from the Shortfall Guaranty Account to the buyer of the hotel were not met and, and pursuant to the escrow agreement, the full amount including any interest earned was returned to the Partnership on March 31, 1999. Cash was used by financing activities for distribution to partners and principal payments on notes payable.

The Partnership considers cash investments to be those investments (primarily commercial paper) with an original maturity date of more than three months at time of purchase. There were no cash investments at December 31, 1999.

The former management company at the Residence Inn-Ontario which is controlled by Kenneth E. Nelson ("Nelson") defaulted on certain obligations under the management agreement. In 1991, the Partnership terminated the management agreement and initiated legal proceedings against the former management company. The management company withheld $194,000 from property funds in unauthorized management fees prior to relinquishing management of the property. The $194,000 was treated as a receivable in the Partnership's Financial Statements until 1996 when it was written off. As discussed in Note 7 to the Financial Statements, in March 1993 the parties verbally agreed to settle the lawsuit (the "SF Settlement"); however, difficulties arose in consummating the settlement. After a hearing in May 1994, the Court ruled in June that in the settlement the Partnership had agreed to purchase the land underlying the Residence Inn-Nashville (the "Land") from Nashville Lodging Company ("NLC"), an affiliate of Nelson, subject to a lis pendens on the Land.

Following this ruling, the Partnership attempted to negotiate and enter into a settlement agreement and a land purchase agreement and related agreements (the "Settlement Documents") among itself and Nelson and NLC and another Nelson entity, 2300 Elm Hill Pike, Inc. ("2300"). These parties were not able to reach agreement on all issues relating to the Settlement Documents.

As discussed in Item 8, Note 7 to the Financial Statements, in May 1991 legal proceedings were initiated against the Partnership and others by Orlando Residence Ltd., ("Orlando"), holder of a promissory note issued by a previous owner of the Residence Inn-Nashville (the "Hotel"). Orlando claimed the sale of the Hotel to the Partnership by NLC was intended to defraud, hinder and delay Orlando's recovery of the amount owed to it. The Partnership obtained a summary judgement dismissing the case against it on September 15, 1993.

In July 1994, the Court in the case filed by Orlando ruled that the Hotel had been fraudulently conveyed to NLC by 2300 in 1986 and voided the conveyance. Judgements totaling more than $1,350,000 were subsequently entered by this Court against Nelson, NLC and 2300. Based on this judgement, Orlando purchased the Land at a judicial sale and became the landlord under the Lease. This judgement was reversed in December 1996 and NLC asked the Court to return ownership of the Land to it. However, the Court denied NLC's request.

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

See Item 8, Note 7 to the Financial Statements for more information about the foregoing and other related proceedings.

In December 1996 the Partnership reported its intention to proceed with the marketing for sale of the remaining hotels in the portfolio, and the sale of eight of the nine remaining hotels was completed on December 30, 1997.

In January 1998, the Partnership made two distributions to its general and limited partners, one totaling $16,818,000, representing a portion of the net sales proceeds, and another one totaling $612,000 representing a distribution from 1997 operations. In April 1998, the Partnership made another distribution to its partners totaling $229,000 in order to comply with certain states' tax withholding requirements. In September 1999, the Partnership made distribution to the partners totaling $5,198,000, representing a portion of the net sales proceeds from the sale in December 1997 of eight properties. Since this latest distribution, the Partnership has maintained approximately $6.9 million in average cash balances (including $5,000,000 of restricted cash, as discussed in Note 7 to the Financial Statements). The balance may change depending upon the consummation of the settlement agreement (see Note 10 to the Financial Statements) as well as future interest income, level of general and administrative expenses including costs of the ongoing legal proceedings related to the Residence Inn - Nashville, as described in Note 7 to the Financial Statements. With respect to the use of cash, the Partnership continues to be under certain restrictions as discussed in
Item 8, Note 7 to the Financial Statements.

On April 1, 1998, the balloon mortgage payment for the Residence Inn - Nashville, totaling approximately $8.5 million, became due and payable (see Note 4 to the Financial Statements). In exchange for a six-month forbearance agreement, during which time the Partnership pursued the potential sale of the property, the lender accepted a principal reduction payment of $100,000, reimbursement of $20,000 of its costs, and regular monthly debt service payments through November 1, 1998. The Partnership subsequently determined that a sale of the property was not feasible, and, the forbearance agreement expired. The Partnership attempted to negotiate with the lender to accept the deed in lieu of foreclosure and to assume the Marriott management contract, but was unsuccessful. A deed in lieu of foreclosure would have relieved the Partnership of substantial contract termination fees that it might have had to pay in the event of a foreclosure sale. In this regard, the Partnership made regular monthly debt service payments for the months of December 1998, January, February, March and April 1999.

On June 18, 1999, the Residence Inn - Nashville (the "Hotel"), its contents and the land on which it is located, which was under lease to the Partnership, was sold through foreclosure. Certain difficulties arose in the course of and as a result of the foreclosure with respect to the foreclosure proceedings, the allocation of net proceeds of the personal property of the Hotel, and ownership of the net current assets held by Marriott on behalf of the Partnership from the operations of the Hotel to the date of foreclosure. In addition, while the Partnership believed that the ground lease associated with the property would be terminated in the event of a foreclosure, it was unclear which party was entitled to receipt of deferred ground rents (including accrued interest thereon) owed by the Partnership at the time of foreclosure. For a more detailed account, please refer to Part II, Item 7 and Item 8, Notes 3 and 5 to the Financial Statements. The issues were settled subsequent to December 31, 1999 as described in Note 10 to the Financial Statements.

As a result of the foreclosure, Marriott issued a notice requiring the Partnership to pay a substantial termination fee. However, Marriott has not pursued this request and subsequently, Marriott and the purchaser of the Hotel entered into a management agreement for Marriott's continued management of the property. Marriott has provided a verbal estimate of the reimbursement it will seek from the Partnership for its costs in entering the new management agreement. The amount is minimal.

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

On June 25, 1999, Gemisys, the Partnership's Servicing and Transfer Agent notified the Managing General Partner that non-exempt trading representing approximately 4.9% of the outstanding Units of the Partnership had been reached, at which time the Managing General Partner again suspended processing of resale transactions for the remainder of the calendar year. Unit holders were advised of that suspension in accordance with Section 12.1 of the Partnership Agreement, via a special communication dated June 25, 1999. All resale transaction paperwork submitted subsequent to that date through the end of the year was returned to the originator. Gemisys again began processing resale transactions on January 3, 2000.

Conclusion

In view of (i) the foreclosure of the Residence Inn - Nashville and matters related thereto as described in Notes 7 and 10 to the Financial Statements; (ii) distributions the General Partners will be obligated to return to the Partnership prior to its liquidation; and (iii) uncertainties related to the litigation relating to the Residence Inn - Nashville, the Partnership no longer provides an estimated net asset value per Unit. However, the Partnership is aware that some resale transactions of Units have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any given time period and occur at a price negotiated between the buyer and seller. The Partnership has no knowledge concerning how a particular price may be determined. A total of 131 resale transactions have been recorded on the books of the Partnership's transfer agent between January 1, 1999 and June 25, 1999 (the date of the suspension of trading), reflecting prices ranging from $75 to $415 per Unit, with a simple average price of $109.50. The Partnership's knowledge of these transactions is based solely on the books and records of its Transfer Agent.

As discussed in Item 8, Note 8 to the Financial Statements, there is substantial doubt regarding the Partnership's ability to continue as a going concern. The Partnership does not expect to receive any significant cash flow through December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                         ----
Report of Independent Auditors .....................................................................      11
Financial Statements:
   Balance Sheets at December 31, 1999 and 1998 ....................................................      12
   Statements of Operations for the Years ended December 31, 1999, 1998 and 1997 ...................      13
   Statements of Partners' Equity (Deficiency) for the Years ended December 31, 1999, 1998 and 1997       14
   Statements of Cash Flows for the Years ended December 31, 1999, 1998 and 1997 ...................      15
   Notes to Financial Statements ...................................................................      16-24
Financial Statement Schedule:
   Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999 and 1998 ...........      25


        Financial Statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the Financial Statements.

                         REPORT OF INDEPENDENT AUDITORS

Metric Partners Growth Suite Investors, L.P., a California Limited Partnership:

        We have audited the accompanying balance sheets of Metric Partners Growth Suite Investors, L.P., a California Limited Partnership, (the "Partnership") as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficiency) and cash flows for the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule of the Partnership listed in the accompanying table of contents. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1999 and 1998, and the results of its operations and its cash flows for the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule for 1999 and 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 7 to the financial statements, the Partnership is subject to ongoing litigation. The uncertainties relating to this litigation create substantial doubt about the Partnership's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from these uncertainties.


                                                               Ernst & Young LLP

San Francisco, California
March 10, 2000

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                                  DECEMBER 31,


                         ASSETS                            1999              1998
                                                        -----------       -----------
CASH AND CASH EQUIVALENTS ........................      $ 1,875,000       $ 7,485,000
RESTRICTED CASH ..................................        5,000,000         5,353,000
ACCOUNTS RECEIVABLE ..............................          499,000           672,000
PREPAID EXPENSES AND OTHER ASSETS ................               --           126,000
ASSET TO BE DISPOSED OF ..........................               --         8,185,000
DEFERRED FRANCHISE FEES ..........................               --            24,000
                                                        ===========       ===========

TOTAL ASSETS .....................................      $ 7,374,000       $21,845,000
                                                        ===========       ===========

            LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE .................................      $        --       $   655,000
ACCRUED PROPERTY TAXES ...........................               --           114,000
ACCRUED INTEREST .................................          229,000           333,000
OTHER LIABILITIES ................................          509,000           751,000
NOTE PAYABLE .....................................               --         8,292,000
                                                        -----------       -----------

TOTAL LIABILITIES ................................          738,000        10,145,000
                                                        -----------       -----------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:
   GENERAL PARTNERS ..............................         (914,000)               --
   LIMITED PARTNERS (59,932 units outstanding) ...        7,550,000        11,700,000
                                                        -----------       -----------

TOTAL PARTNERS' EQUITY ...........................        6,636,000        11,700,000
                                                        ===========       ===========

TOTAL LIABILITIES AND PARTNERS' EQUITY ...........      $ 7,374,000       $21,845,000
                                                        ===========       ===========


                       See notes to financial statements.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                     1999              1998              1997
                                                                  -----------       -----------       -----------
REVENUES
Hotel operations ...........................................      $ 2,016,000       $ 4,445,000       $25,778,000
Interest and other .........................................          550,000           726,000           415,000
                                                                  -----------       -----------       -----------

Total revenues .............................................        2,566,000         5,171,000        26,193,000
                                                                  -----------       -----------       -----------

EXPENSES (Including $133,000, $282,000 and $513,000 paid
to managing general partner and affiliates in 1999, 1998
and 1997, respectively)
Hotel operations
    Rooms ..................................................          463,000           936,000         5,223,000
    Administrative .........................................          324,000           611,000         3,008,000
    Marketing ..............................................          199,000           464,000         2,677,000
    Energy .................................................          101,000           230,000         1,262,000
    Repair and maintenance .................................           99,000           221,000         1,453,000
    Management fees ........................................           63,000           152,000         1,005,000
    Property taxes .........................................           60,000           112,000           731,000
    Other ..................................................          107,000           258,000           975,000
                                                                  -----------       -----------       -----------
Total hotel operations .....................................        1,416,000         2,984,000        16,334,000
Depreciation and other amortization ........................                -           533,000         1,759,000
Interest ...................................................          223,000           859,000         4,327,000
General and administrative .................................          453,000         1,023,000           959,000
Impairment provision for asset to be disposed of ...........                -           195,000                 -
                                                                  -----------       -----------       -----------

Total expenses .............................................        2,092,000         5,594,000        23,379,000
                                                                  -----------       -----------       -----------

INCOME (LOSS) BEFORE GAIN ON SALE OR LOSS ON
FORECLOSURE OF PROPERTIES ..................................          474,000          (423,000)        2,814,000
Gain on sale of properties .................................                -           300,000         7,505,000
Loss on foreclosure of property ............................         (340,000)                -                 -
                                                                  -----------       -----------       -----------
NET INCOME (LOSS) ..........................................      $   134,000       $  (123,000)      $10,319,000
                                                                  ===========       ===========       ===========

NET INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT:
Income (loss) before gain on sale or loss on foreclosure
  of properties ............................................      $        16       $        (7)      $        47
Gain on sale of properties .................................                -                 5               120
Loss on foreclosure of property ............................                -                 -                 -
                                                                  -----------       -----------       -----------
NET INCOME (LOSS) ..........................................      $        16       $        (2)      $       167
                                                                  ===========       ===========       ===========

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP ASSIGNEE UNIT ...      $        85       $       288       $        40
                                                                  ===========       ===========       ===========


                       See notes to financial statements.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                  GENERAL            LIMITED
                                                                  PARTNERS           PARTNERS            TOTAL
                                                                ------------       ------------       ------------
BALANCE, January 1, 1997 .................................      $     59,000       $ 21,531,000       $ 21,590,000
Income Before Gain on Sale of Properties .................             2,000          2,812,000          2,814,000
Gain on Sale of Properties ...............................           336,000          7,169,000          7,505,000
Cash Distributions .......................................           (49,000)        (2,397,000)        (2,446,000)
                                                                ------------       ------------       ------------
BALANCE, DECEMBER 31, 1997 ...............................           348,000         29,115,000         29,463,000
Income (Loss) Before Gain on Sale of Properties ..........             5,000           (428,000)          (423,000)
Gain on Sale of Property .................................                 -            300,000            300,000
Cash Distributions .......................................          (353,000)       (17,287,000)       (17,640,000)
                                                                ------------       ------------       ------------
BALANCE, DECEMBER 31, 1998 ...............................                 -         11,700,000         11,700,000
Income (Loss) Before Loss on Foreclosure of Property .....          (470,000)           944,000            474,000
Loss on Foreclosure of Property ..........................          (340,000)                 -           (340,000)
Cash Distributions .......................................          (104,000)        (5,094,000)        (5,198,000)
                                                                ------------       ------------       ------------
BALANCE, DECEMBER 31, 1999 ...............................      $   (914,000)      $  7,550,000       $  6,636,000
                                                                ============       ============       ============


                       See notes to financial statements.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                     1999               1998               1997
                                                                                 ------------       ------------       ------------
OPERATING ACTIVITIES:
Net income (loss) .........................................................      $    134,000       $   (123,000)      $ 10,319,000
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
    Depreciation and other amortization ...................................                 -            533,000          1,962,000
    Loss on foreclosure of property .......................................           340,000                  -                  -
    Impairment provision for asset to be disposed of ......................                 -            195,000                  -
    Gain on sale of properties ............................................                 -           (300,000)        (7,505,000)
    Changes in operating assets and liabilities:
        Accounts receivable ...............................................          (176,000)           623,000           (580,000)
        Prepaid expenses and other assets .................................           109,000             52,000             (1,000)
        Accounts payable, accrued expenses and other liabilities ..........        (1,070,000)        (1,381,000)           206,000
                                                                                 ------------       ------------       ------------
Net cash provided (used) by operating activities ..........................          (663,000)          (401,000)         4,401,000
                                                                                 ------------       ------------       ------------

INVESTING ACTIVITIES:
Proceeds from sale of properties ..........................................                 -                  -         58,644,000
Capital improvements ......................................................           (26,000)          (480,000)        (2,032,000)
Cash in escrow ............................................................                 -         19,214,000        (19,214,000)
Restricted cash ...........................................................           353,000         (5,018,000)           (27,000)
Purchase of cash investments ..............................................                 -                  -         (3,888,000)
Costs paid on foreclosure of property .....................................            (8,000)                 -                  -
Proceeds from sale of cash investments ....................................                 -          3,888,000          3,893,000
                                                                                 ------------       ------------       ------------
Net cash provided by investing activities .................................           319,000         17,604,000         37,376,000
                                                                                 ------------       ------------       ------------

FINANCING ACTIVITIES:
Notes payable principal payments ..........................................           (68,000)       (18,691,000)       (15,716,000)
Prepayment penalties paid .................................................                 -           (438,000)                 -
Cash distributions to partners ............................................        (5,198,000)       (17,640,000)        (2,446,000)
                                                                                 ------------       ------------       ------------
Cash used by financing activities .........................................        (5,266,000)       (36,769,000)       (18,162,000)
                                                                                 ------------       ------------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................        (5,610,000)       (19,566,000)        23,615,000
Cash and cash equivalents at beginning of year ............................         7,485,000         27,051,000          3,436,000
                                                                                 ------------       ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR ..................................      $  1,875,000       $  7,485,000       $ 27,051,000
                                                                                 ============       ============       ============

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash during the year .....................................      $    327,000       $    833,000       $  4,080,000
                                                                                 ============       ============       ============

     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Capital improvements - accrued ............................................                 -                  -       $    218,000
                                                                                                                       ------------

Accrued prepayment penalties ..............................................                 -                  -       $    438,000
                                                                                                                       ------------

Foreclosure of property - see Note 3


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

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, cash investments and restricted cash approximate their fair value. At December 31, 1998, it was not practicable to estimate the fair value of the note payable because the note was in default and the related property securing the note was subject to litigation; therefore, there was no readily determinable market for the note.

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

Cash Investments - Cash investments include all cash investments not considered cash or cash equivalents. There were no cash investments at December 31, 1999 and 1998.

Restricted Cash - The $5,000,000 balance at December 31, 1999 is the amount which (as discussed in Note 7) the Court enjoined the Partnership from conveying, transferring, or otherwise disposing of. The additional $353,000 included in the balance at December 31, 1998, represents an amount related to the sale of the Residence Inn - Atlanta (Perimeter West) which was deposited into an escrow account. See Note 6. In March 1999, the escrow account was closed and the total amount in the account was released to the Partnership.

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

Properties and Improvements - At December 31, 1998, the Partnership's remaining property was classified as asset to be disposed of and a provision for impairment was recorded in 1998. The property was sold through foreclosure in June 1999 (see Note 3).

Asset To Be Disposed Of - Asset to be disposed of at December 31, 1998 was stated at the lower of its carrying value amount or estimated fair value. Depreciation is not recorded on an asset to be disposed of, therefore, no further depreciation was taken after December 31, 1998.

Gain on Sale of Properties - Sales are generally recorded at the close of escrow or after title has been transferred to buyer and after appropriate payments have been received and other criteria have been met.

Depreciation - Depreciation was computed using the straight-line method over estimated useful lives of 30 years for buildings and improvements and six years for furnishings.

Marketing - Marketing costs were expensed as incurred.

Deferred Financing Costs - Financing costs were deferred and amortized as interest expense over the lives of the related loans.

Deferred Franchise Fees - Franchise fees, paid in connection with the acquisition of the Residence Inns, were deferred and amortized over the lives of the franchise agreements.

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

Segment Information - The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for Financial Statements for periods beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual Financial Statements and in interim reporting to investors. The Partnership adopted FAS 131 in 1998. The Partnership determined in 1998 that it had one operating and reportable segment, the operations of its one remaining hotel property in Nashville, which is further described in Note 3.

2. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

In accordance with the Partnership agreement, the Partnership is charged by the managing general partner and affiliates for services provided to the Partnership. The amounts are as follows:


                                           1999          1998          1997
                                         --------      --------      --------
Partnership management fees .......      $     --      $ 72,000      $213,000
Reimbursement of expenses .........       133,000       210,000       300,000
                                         --------      --------      --------
Total .............................      $133,000      $282,000      $513,000
                                         ========      ========      ========


Reimbursement of expenses include partnership accounting, professional services and investor services.

In accordance with the Partnership agreement the general partners are allocated their two percent continuing interest in the Partnership's net income or loss and cash distributions. In addition, in 1994 the general partners were allocated gross income of $245,000 in accordance with and calculated pursuant to the Partnership Agreement. However, beginning in 1995 and through 1998, due to the general partners' equity account balance, the Partnership adjusted and limited the income allocation to the general partners to amounts equal to their two percent continuing interest in cash distributions. Pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At December 31, 1999, such amount is approximately $914,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

The general partners were allocated taxable gain and loss in accordance with the Partnership Agreement.

3. ASSET TO BE DISPOSED OF AND FORECLOSURE OF PROPERTY

At December 31, 1998, the Partnership's remaining property, the Residence Inn - Nashville, was classified as asset to be disposed of and an impairment provision, in the amount of $195,000, was recorded to reduce the carrying value to the estimated fair value less estimated disposal costs. The estimated fair value for this property was determined to be equivalent to the estimated principal balance on the mortgage note payable at the expected date for the transfer of the property to the lender via deed in lieu of foreclosure or through foreclosure as discussed in Note 4 below. The estimated fair value of the property at December 31, 1998 did not necessarily represent the amount at which the property would ultimately be disposed; however, management believed that the estimated fair value of the property was a reasonable approximation of the market price.

In deciding to sell or dispose of the property, the Partnership considered the deterioration of the Nashville market, in conjunction with the substantial capital improvements that would be required under the Marriott contract over the next several years and which would be necessary for the hotel to remain competitive.

On June 18, 1999, the improvements of the Residence Inn - Nashville (the "Hotel") owned by the Partnership and the land on which it is located, which was under lease to the Partnership, were sold through foreclosure for $9,050,000, with net proceeds of approximately $450,000 after deduction of the outstanding principal and other costs. The purchaser was the holder of the mortgage note payable encumbering the Hotel (the "Lender"). The Partnership had been in default under the mortgage note payable since April 1998 when it did not pay the balloon mortgage payment then due. In the foreclosure sale, the lessor on the ground lease also bid for the property. The lessor filed suit against the foreclosure trustee, asserting that the trustee denied him his alleged right to redeem the property by paying the debt through the foreclosure. The suit was settled in a mediation meeting on February 29, 2000 (see Note 10 below).

Subsequent to the foreclosure, Marriott issued a notice requiring the Partnership to pay a $1,415,000 termination fee, computed as per the management agreement, plus certain employee costs not specified in amount. However, Marriott and the Lender have since entered into a management agreement for Marriott's continued management of the property and Marriott has verbally acknowledged that a termination fee is not due. The Partnership will be required to pay a minimal amount of less than $20,000 for costs incurred by Marriott in renegotiating and signing a new management agreement with the Lender.

In the foreclosure sale the allocation of the $9,050,000 price was not specified. The Partnership claimed its right to a portion of the net proceeds from the sale because of its ownership of the personal property sold. The estimated net cost of foreclosure to the Partnership was $311,000 (including a writeoff of net current assets held by Marriott on behalf of the Partnership and relating to the property at the time of foreclosure). The carrying value of the Hotel at the time of sale was $8,236,000 (net of the $195,000 impairment of value provision recognized in 1998) and the note payable balance, adjusted for amounts in the impound account, was $8,207,000, resulting in a $340,000 loss on foreclosure of property recognized in 1999. In February 2000, a mediation meeting was held in an attempt to resolve the issue of the Partnership's right to the personal property sold. The issue of undistributed net current assets held by Marriott from the operations of the Hotel on behalf of the Partnership at time of foreclosure was also addressed (see Note 10 below).

With respect to the ground lease, on May 20, 1999, the lessor issued a letter notifying the Partnership that it had terminated the ground lease as the Partnership had defaulted under the terms of the mortgage note for the Hotel, thereby violating a term of the ground lease agreement. However, the Lender took the position that the ground lease was not terminated until June 18, 1999, when it was terminated as a result of the foreclosure. Therefore, the date on which the ground lease was terminated had not been established at December 31, 1999. The accompanying Financial Statements reflect a $655,000 liability for deferred ground lease expense, including interest accrued thereon, to the date of the foreclosure. The Partnership believed that it was relieved of future payments as of the date of foreclosure, if not as of

May 20, 1999, the date the lessor claimed to be the lease termination date. While at December 31, 1999 it was unclear which party was entitled to receipt of the $655,000, it was determined at the February 29, 2000 mediation meeting that the lessor is entitled to the amount plus interest the Partnership has earned on the funds from the date of foreclosure to date of payment (see Note 10 below).

4. NOTES PAYABLE

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

The Partnership discontinued the monthly debt service payments effective with the payment due December 1, 1998. In January 1999, the lender contacted the Partnership and it was agreed that the Partnership would make the monthly debt service payments to cover the payments due December 1, 1998 through April 1, 1999, in exchange for the lender agreeing to work towards taking title to the property via a deed in lieu of foreclosure and assuming the management contract with Marriott (with Marriott's consent), thereby relieving the Partnership of a potential obligation to pay approximately $1,400,000 in termination fees plus other costs, and relief from the ground lease. Consequently, on February 5, 1999, the Partnership paid $265,000 to cover the monthly payments (including impound) due through February 1, 1999. The Partnership has also paid the $88,000 due March 1, 1999 and April 1, 1999. On June 18, 1999 the lender foreclosed on the property, as discussed in Note 3 above, and the payoff was settled. The outstanding principal at the time of sale was $8,224,000. In the accompanying Financial Statements, the adjusted balance was $8,207,000 after applying the amount held in an impound by the lender.

The Residence Inn - Nashville note payable with an original balance of $9,250,000 originally wrapped an existing loan which had a balance of approximately $9,336,000 at the time the Partnership acquired the property. However, on April 15, 1996, the Partnership made a payment of approximately $176,000 to the lender of the underlying mortgage of the wrap note on the Residence Inn - Nashville. The payment was made to cure defaults by that lender to the holder of the wrap note for non-payment of the debt and impound payments due on January 1, 1996 and February 1, 1996. As described in Note 7, Legal Proceedings, the Partnership became the direct obligor to the first note holder and the note payable balance was increased by $74,000, the difference between the balance of the first note and the balance of the wrap note on April 15, 1996. The $74,000 cost incurred to prevent foreclosure and to eliminate the wrap note was recorded in 1996 as a general and administrative expense in the Financial Statements. The terms of the first note varied slightly from those of the wrap note. The interest rate was 9.5% per annum on the first note compared to 9.9433% on the wrap note and monthly payments of interest and principal were approximately $2,600 lower on the first note. Similar to the wrap note, the first note matured in April 1998 and required a balloon payment. As a further consequence of the Partnership becoming a direct obligor to the first note holder, the payments due under the land lease on Residence Inn - Nashville were reduced by $50,000 per year. See Note 5.

Certain of the notes were discounted over their term to yield interest at 10.15 to 10.5 percent per annum. Discount amortization was $149,000 for the year ended December 31, 1997. There was no discount amortization in 1999 or 1998. Amortization of deferred financing costs totaled $54,000 for the year ended December 31, 1997. There was no amortization of deferred financing costs in 1999 or 1998.

5. MINIMUM FUTURE RENTAL COMMITMENTS

The Residence Inn - Nashville was subject to a land lease that extended through May 25, 2049, with an option to purchase the land. The annual payments on the lease were $100,000 plus additional payments equal to 1.8% of the hotel's revenues. The 1.8% additional payments requirement expired on April 15, 1998. Additional payments of $50,000 were required and paid until the purchase money note to the seller of the property was paid off in full in April 1996. The $100,000 annual payment is due based upon the property achieving certain operating results and any amounts not paid currently are accrued. The balance of accrued rent is subject to interest charges at ten percent per annum, compounded annually. At December 31, 1999 and 1998, the balances of accrued rent plus interest were $655,000 and $598,000, respectively. Accrued rent and accrued interest are included in other liabilities and accrued interest, respectively, in the accompanying Financial Statements.

Rental expense (including the 1.8% of revenues through April 15, 1998) for this lease was $46,000, $114,000 and $178,000 in 1999, 1998 and 1997, respectively.

6. SALE OF PROPERTIES

The Partnership sold the Residence Inns - Ontario, Columbus (East), Fort Wayne, Indianapolis, Lexington, Louisville, Winston Salem and Altamonte Springs on December 30, 1997. The combined sales price, for the package of these eight residence inns, was $59,500,000. After payment of the outstanding balances on the loans totaling $33,819,000 and expenses of sale totaling $1,294,000, including $438,000 of prepayment penalties on certain of the loans, the net proceeds to the Partnership were $24,387,000. Pursuant to an agreement with the lender on six of the eight residence inns, the outstanding balances on the related six notes totaling $18,469,000, and the required prepayment penalties of $438,000, were not paid until January 2, 1998. To secure payment to the lender of the six notes mentioned, a portion of the net sales proceeds was retained in an escrow account on December 30, 1997, sufficient to pay off the outstanding principal balances, prepayment penalties due pursuant to the loan agreements and interest accrued to date of payoff, and was reflected in Cash in Escrow on the December 31, 1997 balance sheet.

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

The Partnership sold the Residence Inn-Atlanta (Perimeter West) on October 3, 1995. The net sales price was $11,350,000 after deducting $300,000 that was deposited into an escrow account (the "Shortfall Guaranty Account"). The Partnership guaranteed certain income levels to the buyer for the years from 1996 through 1998. To the extent these income levels were not attained, the buyer would receive the deficiency, up to the maximum $300,000, from the Shortfall Guaranty Account. The buyer did not make any demands on the Shortfall Guaranty Account and, therefore, on December 31, 1998 the contingency was removed and the deferred gain on sale of $300,000 was recognized in 1998. Pursuant to an escrow agreement, the $300,000 (plus interest earned thereon) was returned to the Partnership on March 31, 1999.

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

Orlando Residence Inn Ltd. ("Orlando") filed this action against 2300 Elm Hill Pike, Inc. ("2300") and Nashville Lodging Company ("NLC") in the Davidson County Chancery Court to attempt to execute on a judgment against Nelson, NLC and 2300 in another action in Chancery Court by subjecting the Land to sale. In May 1995, 2300 and NLC ("TP Plaintiffs") filed a third-party complaint against the Partnership, alleging it had refused to purchase the Land as required by the SF Settlement. TP Plaintiffs demanded payment by the Partnership of 2300 and NLC's costs of defending the case in which the judgment that Orlando was attempting to enforce had been obtained and indemnification for any loss resulting from the claims of Orlando, among other claims of damage.

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

In December 1998, the Court granted a motion for partial summary judgment filed by the Partnership, dismissing most of the remaining damage claims of TP Plaintiffs, including claims for indemnification for any loss resulting from the claims of Orlando. After these claims were dismissed, TP Plaintiffs amended their damage claim to seek to recover the alleged differential between the price that the Partnership agreed to pay for the Land and its alleged fair market value. The amount of this claim is approximately $1.6 million. In addition, TP Plaintiffs sought to recover attorneys' fees to enforce the SF Settlement.

In November 1999, the Partnership filed a motion for summary judgment seeking dismissal of TP Plaintiffs' claim for attorneys' fees. This motion was granted by the Court on February 25, 2000.

On February 7, 2000, TP Plaintiffs submitted an offer to settle this case. The Partnership concluded that the settlement offer was not in the best interest of the Partnership and rejected the offer on February 18, 2000.

The Partnership filed a motion in February 2000 to disqualify the law firm representing the TP Plaintiffs based on a conflict of interest that arose when a partner of the Partnership's counsel with knowledge of this case left that firm and joined the law firm representing TP Plaintiffs. As a result of the motion, counsel for TP Plaintiffs filed a motion to withdraw as counsel on March 7, 2000. This motion is expected to be granted. The trial of the case, which previously has been continued several times, will be set for a new date once new counsel for TP Plaintiffs is in place.

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

In June 1998 the Inducement Action Defendants filed a motion to dismiss the complaint against the Employees and one of the Affiliates named in the action based on lack of jurisdiction and against the remaining Affiliates based on failure to state a claim. The Chancery Court in September 1998 dismissed the complaint against all Affiliates but one and denied the remaining requests for dismissal.

A motion for summary judgment to dismiss the action on the basis of the statute of limitations was filed in January 1999 by the Inducement Action Defendants and was argued at a hearing held in February 1999. In April 1999, the Court denied the motion. Discovery is ongoing and the case has not been set for trial.

The Partnership filed a motion in February 2000 to disqualify the law firm representing Nelson and NLC ("Nelson's Counsel") based on a conflict of interest that arose when a partner of the Partnership's counsel with knowledge of issues related to this case left that firm and joined Nelson's Counsel. This motion was heard on March 6, 2000 and no decision has yet been rendered.

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

Samuel A. Hardage and Samantha Hotels, LLC vs. Robert M. Holland, Jr., Trustee, and WBL II Real Estate Limited Partnership vs. Metric Partners Growth Suite Investors, L. P. and Nashville Lodging Company, Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 99-1749-I.

On June 21, 1999, Samuel A. Hardage and Samantha Hotels, LLC ("Hardage") filed this action against Robert M. Holland (the "Trustee") and WBL Real Estate Limited Partnership (the "Lender") claiming in general that the Trustee improperly conducted the foreclosure sale of the Hotel and the Land (the "Collateral") by failing to (i) permit Hardage to redeem the Collateral for the amount of the outstanding debt that was being foreclosed and (ii) disqualify the Lender when it did not close its purchase of the Collateral by noon on June 18, 1999. Among other remedies, Hardage asked that the foreclosure sale be reconvened with the Lender disqualified as a bidder and for a declaration that he retains a right to redeem the Collateral in excess of the outstanding debt.

On July 19, 1999, the Trustee and the Lender responded to the complaint, made certain counterclaims and filed a third-party complaint against the Partnership and NLC. In general, the third-party complaint alleges that in the foreclosure sale the Lender paid $450,000 (the "Surplus Funds") in excess of the debt, costs and attorney's fees recoverable in connection with the debt and a $50,000 reserve for litigation costs related to the sale. As a result, the Trustee and Lender ask the Court for an order interpleading the Surplus Funds and joining all parties, including the Partnership and NLC, who claim an interest in the Surplus Funds. On July 20, 1999, the Partnership filed an answer, counterclaim and crossclaim, claiming an interest in the Surplus Funds related to the personal property sold in the foreclosure sale.

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

On August 23, 1999, Hardage filed an answer and counterclaim to the Partnership's claim to the Surplus Proceeds. Among other things, Hardage claims
(1) that the Partnership is not entitled to any portion of the Surplus Funds because the personal property owned by the Partnership was not sold at the foreclosure; and (2) that the Partnership owes Hardage accrued but unpaid rent under the ground lease of the Land in an amount exceeding $500,000. On September 22, 1999, the Partnership answered Hardage's counterclaim, admitting that it owes accrued but unpaid rent either to Hardage or the Lender, and asking for a declaration as to whom the accrued but unpaid rent is owed.

At a non-binding mediation held on February 29, 2000, all parties agreed to settle this action. Pursuant to a definitive settlement agreement dated March 10, 2000, (i) the Partnership has paid to Hardage all accrued but unpaid rent for the Land plus interest in the aggregate approximate amount of $681,000; (ii) the Lender has caused Hardage to be paid $500,000 as Surplus Funds plus any interest earned on such Funds after the foreclosure and is obligated to pay by March 30, 2000 $50,000 to the Partnership in connection with the Partnership's claim of an interest in the Surplus Funds related to the personal property sold at the foreclosure sale; (iii) Hardage is obligated to pay the Partnership $75,000 from the Surplus Funds paid to him plus any interest earned on such $75,000 after the foreclosure also in connection with the Partnership's claim related to the Surplus Funds; and (iv) the Lender is obligated to cause the manager of the Hotel to release to the Partnership all operational income, cash, and cash reserves related to the Hotel held by the manager as of June 18, 1999. The action was dismissed in March 2000 by agreement of the parties.

8. GOING CONCERN

As discussed in Note 7, the Partnership is subject to ongoing litigation. The uncertainties relating to this litigation create substantial doubt about the Partnership's ability to continue as a going concern. The accompanying Financial Statements do not include any adjustments that might result from these uncertainties.

9. RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the Financial Statements are as follows:


                                                                  1999               1998               1997
                                                             ------------       ------------       ------------
Net income (loss) -- Financial Statements .............      $    134,000       $   (123,000)      $ 10,319,000
Differences resulted from:
    Loss on foreclosure of property ...................           129,000                  -                  -
    Gain on sale of property ..........................                 -           (300,000)           613,000
    Impairment provision for asset to be disposed
    of ................................................                 -            195,000                  -
    Depreciation ......................................          (220,000)            34,000           (683,000)
    Prepayment penalties ..............................                 -                  -           (438,000)
    Amortization of notes payable discount ............                 -                  -            148,000
    Interest ..........................................                 -             10,000            (23,000)
    Other .............................................          (294,000)           (61,000)           (54,000)
                                                             ------------       ------------       ------------

Net income (loss) - income tax method .................      $   (251,000)      $   (245,000)      $  9,882,000
                                                             ============       ============       ============

Taxable income (loss) per limited partnership
assignee unit after giving effect to the
allocation to the general partners ....................      $         (4)      $         (4)      $        161
                                                             ============       ============       ============

Net assets and liabilities - Financial Statements .....      $  6,636,000       $ 11,700,000       $ 29,463,000
Cumulative differences resulted from:
    Gain on sale of property ..........................                 -                  -            300,000
    Impairment provision for asset to be disposed
    of ................................................                 -            195,000
    Depreciation ......................................                 -            124,000             90,000
    Interest ..........................................                 -             86,000             76,000
    Other .............................................                 -            (20,000)            41,000
                                                             ------------       ------------       ------------

Net assets and liabilities - income tax method ........      $  6,636,000       $ 12,085,000       $ 29,970,000
                                                             ============       ============       ============


10. SUBSEQUENT EVENT

On February 29, 2000 a mediation meeting was held among the Lender, the former lessor on the ground lease and the Partnership. At that meeting the parties agreed to the terms of a settlement agreement ("Settlement") that was subsequently signed in March 2000. The Settlement provides for (i) payment by the Partnership to the former lessor of the ground lease the $655,000 deferred ground rent liability discussed in Note 5 above plus interest income which the Partnership earned on that amount until date of actual payment and (ii) collection of $125,000 by the Partnership representing its share of proceeds from the sale of personal property. In addition, the parties agreed that the Partnership is entitled to operations to the date of foreclosure plus any cash and cash reserves held by Marriott pertaining to the Partnership's ownership period to the date of foreclosure of the Hotel. At this time, the Partnership is awaiting receipt of Marriott's accounting, for review, of funds to be released to the Partnership. Any adjustment to the financials resulting from the Settlement, will be recorded in year 2000 as payments and collections take place, except for payment of the $655,000 which liability is already reflected in the accompanying Financial Statements.

                                                                    SCHEDULE III


                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        A CALIFORNIA LIMITED PARTNERSHIP

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

NOTES:

(1) The aggregate costs for Federal income tax purposes are zero and $14,256,000 as of December 31, 1999 and December 31, 1998, respectively.

(2) Balance, January, 1, 1997 .......................................          $ 90,456,000
    Cost of properties and improvements sold ........................           (78,797,000)
    Capital improvements ............................................             2,250,000
                                                                                ------------

    Balance, December 31, 1997 ......................................            13,909,000
    Capital improvements ............................................               262,000
    Property and improvements reclassified to asset to be disposed of           (14,171,000)
                                                                                ------------
    Balance, December 31, 1998 ......................................           $         -
                                                                                ============

(3) Balance, January, 1, 1997 .......................................          $ 31,825,000
    Accumulated depreciation on properties and improvements sold ....           (28,297,000)
    Additions charged to expense ....................................             1,735,000
                                                                                ------------

    Balance, December 31, 1997 ......................................             5,263,000
    Additions charged to expense ....................................               528,000
    Accumulated depreciation on properties and improvements sold ....            (5,791,000)
                                                                                ------------
    Balance, December 31, 1998 ......................................           $         -
                                                                                ============

(4) Depreciation was computed on lives ranging from six to 30 years.


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

        (a) DIRECTORS

THOMAS P. LYDON, JR.
Director, President and Chief Executive Officer, SSR Realty

Mr. Lydon age 51, has been President and Chief Executive Officer of SSR Realty, or one of its predecessor companies since February 1995. From March 1997 through its dissolution in early January 2000, he was also Chairman of the Board and Chief Executive Officer of Metric Income Trust Series, Inc., a publicly-held real estate investment trust, of which SSR Realty was the Advisor. Prior to joining SSR Realty, Mr. Lydon was from April 1992, an Executive Vice President of MBL Life Assurance Corporation ("MBL") (formerly Mutual Benefit Life Insurance Company) chosen by the New Jersey Department of Insurance to oversee and reorganize the real estate investment division of MBL. Mr. Lydon's experience before joining MBL included serving as Executive Vice President and Principal of Manhattan Capital Realty Corporation, an investment banking firm, from 1990 to 1992; and as Senior Vice President of Unicorp American Corporation, a real estate and banking firm, from 1985 to 1990. Mr. Lydon graduated from Syracuse University with a Bachelor's Degree in Business Administration in 1970.

RALPH F. VERNI
Chairman of the Board, SSR Realty

Mr. Verni, age 57, was elected to his position with a predecessor of SSR Realty in March 1993. He joined State Street Research and Management Company ("State Street Research"), a subsidiary of Metropolitan Life Insurance Company ("MetLife"), in 1992 as Chairman and Chief Executive Officer and became President in January 1993. He also serves as Director, President and CEO of SSRM Holdings, Inc., a wholly-owned subsidiary of MetLife which in turn serves as a holding company for several of MetLife's investment management subsidiaries. He is a trustee of 11 registered investment companies in the State Street Research Fund complex which are managed by State Street Research or an affiliate. Mr. Verni is a member of the Advisory Committee for the MIT Center for Real Estate Development, the Colgate University Board of Trustees and its Finance Committee, the Advisory Committee of Commonwealth Capital Ventures, L.P., and Commonwealth Capital Ventures II, L.P. Prior to joining State Street Research, Mr. Verni was President and Chief Executive Officer of New England Investment Companies, a holding company for the real estate, investment management, and broker/dealer subsidiaries of New England Mutual Life Insurance Company ("The New England"), and was also the Chief Investment Officer and a director of The New England. Prior to joining The New England in 1982, Mr Verni spent 16 years with The Equitable Life Assurance Company in senior investment management positions. He holds a Bachelor's Degree from Colgate University and a Master's Degree in Business Administration from Columbia University.

GERARD P. MAUS
Director, SSR Realty

Mr. Maus, age 48, was elected as a director of a predecessor company of SSR Realty in March 1993. He joined State Street Research as Executive Vice President, Chief Financial Officer and Chief Administrative Officer in February 1993. Prior to joining State Street, Mr. Maus served since 1983 as a financial officer of New England and its subsidiary, New England Investment Companies ("NEIC"), most recently as Executive Vice President and Chief Financial Officer of NEIC from 1990 to January 1993. Prior to holding these positions, Mr. Maus held financial positions with Bank of New England, Coopers & Lybrand, and Liberty Mutual Life Insurance Company. He received a Bachelor of Arts Degree in Business Administration from Rutgers University in 1973 and is a Certified Public Accountant.

        (b) EXECUTIVE OFFICERS

WILLIAM A. FINELLI
Managing Director and Chief Financial Officer, SSR Realty

Mr. Finelli, age 42, has been Managing Director, and Vice President, Chief Financial Officer and Treasurer of SSR Realty or one of its predecessor companies since August 1995. He is responsible for overseeing the day to day activity of the accounting, finance, legal, technology and valuation areas of SSR Realty. Before he joined SSR Realty, Mr. Finelli served from November 1983 as a financial executive of MBL. His last position with MBL was Vice President - Real Estate Accounting. Prior to his years at MBL, Mr. Finelli was with Ernst & Young, a public accounting firm. Mr. Finelli graduated from Rutgers University with a Bachelor's Degree in Accounting in 1979 and is a certified public accountant.

HERMAN H. HOWERTON
Managing Director and General Counsel, SSR Realty

Mr. Howerton, age 56, has served as General Counsel of SSR Realty or its predecessor companies since 1988. From 1984 to 1988, he was employed by Fox Capital Management Corporation ("FCMC") in various legal positions. He was employed by Cushman & Wakefield in commercial leasing from 1983 to 1984. Prior to that, from 1972 to 1982, Mr. Howerton held various positions with Itel Corporation, including those of Vice President-Administration and Vice President, General Counsel and Secretary. He received a Bachelor of Arts Degree from California State University at Fresno in 1965 and a Juris Doctorate Degree from Harvard Law School in 1968. He is a member of the State Bar of California.

RONALD E. ZUZACK
Executive Managing Director, SSR Realty

Mr. Zuzack, age 56, has been in charge of the Multi-Housing Operating Company of SSR Realty since its organization in April 1997 and in charge of acquisitions firm-wide since January 1, 1999, and was in charge of Portfolio Services for certain predecessor companies since March 1988. From 1981 to 1988, he was employed by FCMC in various portfolio management positions. Prior to 1981 he was employed by Union Bank as Vice President/Manager Real Estate, Sacramento Region, and acted as Vice President, Development and Property Management while employed by Inter-Cal Real Estate Corporation. He received his Bachelor of Science Degree and Master's Degree in Business Administration from the University of Missouri. He is a licensed California real estate broker.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None; except that the Partnership in 1999 paid and in 2000 will pay expense reimbursements to Metric Realty for services provided to the Partnership. See the Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933, which is incorporated by reference herein, and Note 2 to the Financial Statements in Item 8. All of the individuals listed in Item 10 above are officers and employees of and receive compensation from SSR Realty or an affiliate.

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

                                       Date: March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By: /s/ William A. Finelli                    By: /s/ Ralph F. Verni
    ---------------------------------------      --------------------------------------------------
    William A. Finelli                            Ralph F. Verni
    Managing Director and Chief Financial         Chairman of the Board, SSR Realty Advisors, Inc.
    Officer, SSR Realty Advisors, Inc.



By: /s/ Gerard P. Maus                        By: /s/ Thomas P. Lydon, Jr.
    ---------------------------------------      --------------------------------------------------
    Gerard P. Maus                                Thomas P. Lydon
    Director, SSR Realty Advisors, Inc.           Director, SSR Realty Advisors, Inc.


Date: March 30, 2000