Form 10-Q
period 2000-03-31
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2000-05-15
CIK 800730

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________


        Commission file number 0-17660

                                 METRIC PARTNERS
                          GROWTH SUITE INVESTORS, L.P.,


                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)


               CALIFORNIA                               94-3050708
   --------------------------------         ------------------------------------
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

            One California Street
          San Francisco, California                       94111-5415
   ----------------------------------------     -----------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

Registrant's telephone number, including area code: (415) 678-2000
                                                    (800) 347-6707 IN ALL STATES

    Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

================================================================================

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           BALANCE SHEETS (UNAUDITED)




                                                      MARCH 31,        DECEMBER 31,
                                                         2000              1999
                                                     -----------       -----------
ASSETS
Cash and Cash Equivalents                            $ 1,339,000       $ 1,875,000
Restricted Cash                                        5,000,000         5,000,000
Accounts Receivable                                      498,000           499,000
                                                     ===========       ===========

TOTAL ASSETS                                         $ 6,837,000       $ 7,374,000
                                                     ===========       ===========


LIABILITIES AND PARTNERS' EQUITY
Accrued Interest                                     $        --       $   229,000
Other Liabilities                                        107,000           509,000
                                                     -----------       -----------

TOTAL LIABILITIES                                        107,000           738,000
                                                     -----------       -----------

PARTNERS' EQUITY
    General Partners                                    (914,000)         (914,000)
    Limited Partners (59,932 Units Outstanding)        7,644,000         7,550,000
                                                     -----------       -----------

TOTAL PARTNERS' EQUITY                                 6,730,000         6,636,000
                                                     -----------       -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY               $ 6,837,000       $ 7,374,000
                                                     ===========       ===========



                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                      ---------------------------
                                                         2000             1999
                                                      ----------       ----------
REVENUES:

Hotel Operations                                      $       --       $  998,000
Interest and Other                                       108,000          145,000
                                                      ----------       ----------

Total Revenues                                           108,000        1,143,000
                                                      ----------       ----------


EXPENSES:

Hotel Operations
    Rooms                                                     --          213,000
    Administrative                                            --          116,000
    Marketing                                                 --          101,000
    Energy                                                    --           64,000
    Repair and Maintenance                                    --           54,000
    Management Fees                                           --           30,000
    Property Taxes                                            --           37,000
    Other                                                     --           57,000
                                                      ----------       ----------
Total Hotel Operations                                        --          672,000
Interest                                                  26,000          210,000
General and Administrative                                93,000          114,000
                                                      ----------       ----------
Total Expenses                                           119,000          996,000
                                                      ==========       ==========

INCOME (LOSS) BEFORE FORECLOSURE OF PROPERTY             (11,000)         147,000
Loss on foreclosure of property - adjustment             105,000               --
                                                      ----------       ----------


NET INCOME                                            $   94,000       $  147,000
                                                      ==========       ==========


NET INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT
                                                      ==========       ==========
Income (Loss) before Foreclosure of Property                  --                2
Loss of foreclosure of property - adjustment                  (2)              --
NET INCOME                                                    (2)               2



                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999




                                          GENERAL         LIMITED
                                          PARTNERS        PARTNERS            TOTAL
                                         ---------      ------------       ------------
Balance, January 1, 2000                 $(914,000)     $  7,550,000       $  6,636,000
Loss before Foreclosure of Property             --           (11,000)           (11,000)
Foreclosure of Property                         --           105,000            105,000
                                         ---------      ------------       ------------

Balance, March 31, 2000                  $(914,000)     $  7,644,000       $  6,730,000
                                         =========      ============       ============


Balance, January 1, 1999                 $      --      $ 11,700,000       $ 11,700,000
Net Income                                      --           147,000            147,000
                                         ---------      ------------       ------------

Balance, March 31, 1999                  $      --      $ 11,847,000       $ 11,847,000
                                         =========      ============       ============



                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                        FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       -----------------------------
                                                                           2000              1999
                                                                       -----------       -----------
OPERATING ACTIVITIES
Net Income                                                             $    94,000       $   147,000
Foreclosure of Property                                                   (105,000)               --
Adjustments to Reconcile Net Income to Net Cash Provided (Used)
  by Operating Activities:
    Changes in Operating Assets and Liabilities:
        Accounts Receivable                                                 (9,000)          (44,000)
        Prepaid Expenses and Other Assets                                       --            74,000
        Accounts Payable, Accrued Expenses, and Other Liabilities         (622,000)         (138,000)
                                                                       -----------       -----------
Net Cash Provided (Used) by Operating Activities                          (642,000)           39,000
                                                                       -----------       -----------


INVESTING ACTIVITIES
Cash Received from Sale of Personal Property                               125,000                --
Costs paid on Foreclosure of Property                                      (19,000)               --
Restricted Cash - Increase                                                      --           353,000
                                                                       -----------       -----------
Net Cash Provided by Investing Activities                                  106,000           353,000
                                                                       -----------       -----------


FINANCING ACTIVITIES
Notes Payable Principal Payments                                                --           (68,000)
                                                                       -----------       -----------
Cash Used by Financing Activities                                               --           (68,000)
                                                                       -----------       -----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (536,000)          324,000
Cash and Cash Equivalents at Beginning of Period                         1,875,000         7,485,000
                                                                       ===========       ===========


CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 1,339,000       $ 7,809,000
                                                                       ===========       ===========

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid in Cash During the Period                                $   255,000       $   327,000
                                                                       ===========       ===========


                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.      REFERENCE TO THE 1999 AUDITED FINANCIAL STATEMENTS

        These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 1999 audited financial statements.

        The financial information contained herein reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation.

2.      TRANSACTIONS WITH THE MANAGING GENERAL PARTNER AND AFFILIATES

        In accordance with the Partnership Agreement, the Partnership is charged by the Managing General Partner and Affiliates for services provided to the Partnership. In the three months ended March 31, 2000 and 1999, the Partnership was charged for reimbursement of administrative expenses of $6,000 and $33,000, respectively.

        As discussed in Note 2 to the 1999 audited financial statements, pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At March 31, 2000 such amount is approximately $914,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

3.      NET INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT

        The net income per limited partnership assignee Unit is computed by dividing the net income allocated to the limited partners by 59,932 assignee Units outstanding.

4.      RESTRICTED CASH

        The $5,000,000 restricted cash balance represents the amount, which (as discussed in Part II, Item 1) the Court enjoined the Partnership from conveying, transferring, or otherwise disposing of.

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

6.      FORECLOSURE OF PROPERTY

        As discussed in the notes to the 1999 audited financial statements, the Partnership's last property, the Residence Inn - Nashville, was sold through foreclosure on June 18, 1999. As also discussed, specifically in
        Note 10 to the 1999 audited financial statements, a mediation meeting was held in February 2000 for purposes of settling certain issues among the lender, the former lessor on the ground lease and the Partnership. At that meeting, the parties agreed to the terms of a settlement agreement ("Settlement") that was subsequently signed in March 2000. The Settlement provided for (i) payment by the Partnership to the former lessor of the ground lease the $655,000 deferred ground rent liability discussed in Note 5 to the 1999 audited financial statements plus interest which the Partnership earned on that amount until date of actual payment and (ii) collection of $125,000 by the Partnership representing its share of proceeds from the sale of personal property. In addition, the parties agreed that the Partnership is entitled to operations to the date of foreclosure plus any cash and cash reserves held by Marriott pertaining to the Partnership's ownership period to the date of foreclosure of the Hotel.

        In March the Partnership paid $681,000 to the former lessor of the ground lease representing the $655,000 mentioned above plus interest earned on the $655,000 from date of foreclosure to date of payment. While the $655,000 was reflected in the outstanding liabilities at December 31, 1999, the $26,000 interest expense was recorded in the first quarter of 2000. Also in March, the Partnership received the $125,000 representing its sale proceeds from the sale of personal property. Of this amount, $10,000 had been reflected in the 1999 audited financial statements and the remaining $115,000 was recorded in the first quarter of 2000 as an adjustment to foreclosure of property. The $115,000 was reduced by $10,000 to $105,000 due to an increase in the expected legal reimbursement due to Marriott pertaining to the new management agreement for Marriott's continued management of the property.

        At this time, the Partnership has reached agreement with Marriott as to the amount to be paid tot he Partnership by Marriott with respect to the Residence Inn - Nashville, but is awaiting concurrence of the parties which participated in the mediation. Any adjustment to the financials resulting from this last piece of the Settlement will be recorded when such concurrence is obtained.

7.      NOTE PAYABLE

        On April 1, 1998, the balloon mortgage payment for the Residence Inn - Nashville, totaling $8,491,000, became due and payable. The Partnership did not make the payment and became in default. The Partnership was unable to negotiate an extension with the lender and was unable to sell the property (see Note 4 to the 1999 audited financial statements).

        The Partnership discontinued the monthly debt service payments effective with the payment due December 1, 1998. In January 1999, the lender contacted the Partnership and it was agreed that the Partnership would make the monthly debt service payments to cover the payments due December 1, 1998 through April 1, 1999, in exchange for the lender agreeing to work towards taking title to the property via a deed in lieu of foreclosure and assuming the management contract with Marriott (with Marriott's consent), thereby relieving the Partnership of a potential obligation to pay approximately $1,400,000 in termination fees plus other costs, and relief from the ground lease. Consequently, on February 5, 1999, the Partnership paid $265,000 to cover the monthly payments (including impound) due through February 1, 1999. The Partnership also paid the debt service installments due March 1 and April 1, 1999. It was then determined that a transfer of title via a deed in lieu of foreclosure was not feasible and on June 18, 1999 the lender foreclosed on the property, as discussed in Note 6 above, and the payoff was settled. The outstanding principal at the time of the sale, after applying a $17,000 tax impound balance held by the lender, was $8,207,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Item should be read in conjunction with Financial Statements and other Items contained elsewhere in this Report.

YEAR 2000 READINESS DISCLOSURE

As of July 31, 1999, the managing general partner had completed a project that replaced or modified portions of its software and hardware so that computer systems would properly function with respect to dates in the year 2000 and thereafter. These modifications and replacements were undertaken at no cost to the Partnership. The managing general partner believes that with this new and modified hardware and software, the Year 2000 issue will not pose significant operational problems for its computer systems. As of May 14, 2000, the Partnership has not experienced significant operational problems due to Year 2000 issues. Further, the Partnership believes that its risk for future operational problems related to the Year 2000 issue is minimal.

The Partnership is dependent upon third parties to continue operating properly, and as of May 14, 2000, the Partnership is unaware of any significant Year 2000 issue preventing third parties with material dealings with the Partnership to function normally. However, as a component of its Year 2000 project, the Partnership has discussed Year 2000 compliance issues with its key vendors and service providers, and has developed contingency plans, although there can be no assurance that these contingency plans will successfully avoid future service interruption.

RESULTS OF OPERATIONS

During the three months ended March 31, 2000, the Partnership had net income of $94,000 compared to $147,000 in 1999. The change is primarily due to the foreclosure of the Partnership's last property in June 1999. Interest income decreased in the first quarter of 2000 compared to 1999 primarily due to lower cash balances as a result of the cash distribution to partners in September 1999. Interest expense decreased as a result of the previously mentioned foreclosure, and while the Partnership had income and expenses from hotel operations in 1999, there were no such operations in 2000. In the first quarter of 2000, the Partnership did report income of $105,000 resulting from an adjustment to the loss on foreclosure of property reported in 1999. (See Note 6 to the financial statements).

PARTNERSHIP LIQUIDITY AND CAPITAL RESOURCES

First Quarter of 2000

As presented in the Statement of Cash Flows for the three months ended March 31, 2000, cash was used by operating activities primarily for payment of the deferred ground lease liability. Cash was provided by investing activities primarily from receipt by the Partnership of the $125,000 proceeds from sale of the personal property at the Residence Inn - Nashville.

In September 1999, the Partnership made distributions to the partners totaling $5,198,000, representing a portion of the net sales proceeds from the sale in December 1997 of eight properties. The Partnership currently maintains an average cash balance in excess of $6 million (including $5 million of restricted cash, as discussed in Note 7 to the 1999 audited financial statements). The balance will change depending upon the ultimate receipt from Marriott of funds held by it pertaining to the Partnership's ownership of hotels previously managed by Marriott. The future cash balance also depends on interest income, general and administrative expenses including costs of the ongoing legal proceedings related to the Residence Inn - Nashville, as described further in
Part II, Item 1.

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

Conclusion

In view of (i) the foreclosure of the Residence Inn - Nashville and matters related thereto as described in Notes 7 and 10 to the 1999 audited Financial Statements; (ii) distributions the General Partners will be obligated to return to the Partnership prior to its liquidation; and (iii) uncertainties related to the litigation relating to the Residence Inn - Nashville, the Partnership no longer provides an estimated net asset value per Unit. However, the Partnership is aware that some resale transactions of Units have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any given time period and occur at a price negotiated between the buyer and seller. The Partnership has no knowledge concerning how a particular price may be determined. A total of 14 resale transactions have been recorded on the books of the Partnership's transfer agent between January 1, 2000 and March 31, 2000, reflecting prices ranging from $30 to $140 per Unit, with a simple average price of $106.

As discussed in Note 8 to the 1999 audited financial statements, there is substantial doubt regarding the Partnership's ability to continue as a going concern.

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

The Partnership filed a motion in February 2000 to disqualify the law firm representing the TP Plaintiffs based on a conflict of interest that arose when a partner of the Partnership's counsel with knowledge of this case left that firm and joined the law firm representing TP Plaintiffs. As a result of the motion, counsel for TP Plaintiffs filed a motion to withdraw as counsel in March 2000 that was subsequently granted by the Court. The trial of the case, which previously has been continued several times, will be set for a new date once new counsel for TP Plaintiffs is in place.

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

The Partnership filed a motion in February 2000 to disqualify the law firm representing Nelson and NLC ("Nelson's Counsel") based on a conflict of interest that arose when a partner of the Partnership's counsel with knowledge of issues related to this case left that firm and joined Nelson's Counsel. This motion was heard on March 6, 2000 and on April 15, 2000, the Court declined to rule on this motion to disqualify Nelson's Counsel and instead referred the entire case to the Tennessee Chancellor who is now presiding over Nashville Case I (see above). No new hearing date has been set on the motion to disqualify Nelson's Counsel.

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

The uncertainties relating to the litigation discussed above create substantial doubt about the Partnership's ability to continue as a going concern. The accompanying Financial Statements do not include any adjustments that might result from these uncertainties.

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


                             Date:    May 12, 2000
                                     -------------------------------

                                EXHIBIT INDEX


Exhibit
  No.                   Description
-------                 ------------
  27                    Financial Data Schedule