Form 10-Q
period 2000-06-30
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2000-08-14
CIK 800730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000


                                       OR


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

      For the transition period from _______________ to  _______________

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
                                                    (800) 347-6707 IN ALL STATES

    Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [No]

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           BALANCE SHEETS (UNAUDITED)

                                                      JUNE 30,          DECEMBER
                                                        2000            31, 1999
                                                     -----------       -----------
ASSETS
Cash and Cash Equivalents                            $ 1,349,000       $ 1,875,000
Restricted Cash                                        5,000,000         5,000,000
Accounts Receivable                                      506,000           499,000
                                                     -----------       -----------

TOTAL ASSETS                                         $ 6,855,000       $ 7,374,000
                                                     ===========       ===========


LIABILITIES AND PARTNERS' EQUITY
Accrued Interest                                     $        --       $   229,000
Other Liabilities                                         66,000           509,000
                                                     -----------       -----------

TOTAL LIABILITIES                                         66,000           738,000
                                                     -----------       -----------

PARTNERS' EQUITY
    General Partners                                    (914,000)         (914,000)
    Limited Partners (59,932 Units Outstanding)        7,703,000         7,550,000
                                                     -----------       -----------

TOTAL PARTNERS' EQUITY                                 6,789,000         6,636,000
                                                     -----------       -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY               $ 6,855,000       $ 7,374,000
                                                     ===========       ===========


                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   FOR THE SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                ------------------------------
                                                                    2000               1999
                                                                -----------        -----------
REVENUES:

Hotel Operations                                                $        --        $ 2,016,000
Interest and Other                                                  213,000            293,000
                                                                -----------        -----------

Total Revenues                                                      213,000          2,309,000
                                                                -----------        -----------

EXPENSES:

Hotel Operations
    Rooms                                                                --            463,000
    Administrative                                                       --            315,000
    Marketing                                                            --            200,000
    Energy                                                               --            101,000
    Repair and Maintenance                                               --             99,000
    Management Fees                                                      --             63,000
    Property Taxes                                                       --             60,000
    Other                                                                --            107,000
                                                                -----------        -----------
Total Hotel Operations                                                   --          1,408,000
Interest                                                             26,000            223,000
General and Administrative                                          139,000            206,000
                                                                -----------        -----------

Total Expenses                                                      165,000          1,837,000
                                                                -----------        -----------
INCOME BEFORE LOSS ON FORECLOSURE OF PROPERTY                        48,000            472,000
Loss on Foreclosure of Property  (Adjustment in 2000)               105,000         (1,460,000)
                                                                -----------        -----------


NET INCOME (LOSS)                                               $   153,000        $  (988,000)
                                                                ===========        ===========


NET INCOME (LOSS) PER LIMITED PARTNERSHIP ASSIGNEE UNIT:
Income before Loss on Foreclosure of Property                   $                  $         8
Loss on Foreclosure of property                                                            (11)
                                                                -----------        -----------
NET INCOME (LOSS)                                               $                  $        (3)
                                                                ===========        ===========


                        See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  FOR THE THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                ------------------------------
                                                                    2000               1999
                                                                -----------        -----------
REVENUES:

Hotel Operations                                                $        --        $ 1,018,000
Interest and Other                                                  105,000            148,000
                                                                -----------        -----------

Total Revenues                                                      105,000          1,166,000
                                                                -----------        -----------


EXPENSES:

Hotel Operations
    Rooms                                                                --            250,000
    Administrative                                                       --            199,000
    Marketing                                                            --             99,000
    Energy                                                               --             37,000
    Repair and Maintenance                                               --             45,000
    Management Fees                                                      --             33,000
    Property Taxes                                                       --             23,000
    Other                                                                --             50,000
                                                                -----------        -----------
Total Hotel Operations                                                   --            736,000
Interest                                                                 --             13,000
General and Administrative                                           46,000             92,000
                                                                -----------        -----------

Total Expenses                                                       46,000            841,000
                                                                -----------        -----------
INCOME BEFORE LOSS ON FORECLOSURE OF PROPERTY                        59,000            325,000
Loss on Foreclosure of Property                                          --         (1,460,000)
                                                                -----------        -----------


NET INCOME (LOSS)                                               $    59,000        $(1,135,000)
                                                                ===========        ===========


NET INCOME (LOSS) PER LIMITED PARTNERSHIP ASSIGNEE UNIT:
Income before Loss on Foreclosure of Property                   $                  $         6
Loss on Foreclosure of property                                                            (11)
                                                                -----------        -----------
NET INCOME (LOSS)                                               $                  $        (5)
                                                                ===========        ===========

                        See notes to financial statements (unaudited).

                   STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                       GENERAL              LIMITED
                                                      PARTNERS              PARTNERS              TOTAL
                                                     ------------         ------------         ------------
Balance, January 1, 2000                             $   (914,000)        $  7,550,000         $  6,636,000
Loss before  Loss on Foreclosure of Property                   --               48,000               48,000
Loss on Foreclosure of Property (Adjustment)                   --              105,000              105,000
                                                     ------------         ------------         ------------

Balance, June 30, 2000                               $   (914,000)        $  7,703,000         $  6,789,000
                                                     ============         ============         ============


Balance, January 1, 1999                             $         --         $ 11,700,000         $ 11,700,000
Income before Loss on Foreclosure of Property                  --              472,000              472,000
Loss on Foreclosure of Property                          (810,000)            (650,000)          (1,460,000)
                                                     ------------         ------------         ------------

Balance, June 30, 1999                               $   (810,000)        $ 11,522,000         $ 10,712,000
                                                     ============         ============         ============


                        See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            FOR THE SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                         -------------------------------
                                                                             2000                1999
                                                                         -----------         -----------
OPERATING ACTIVITIES
Net Income (Loss)                                                        $   153,000         $  (988,000)
Loss on Foreclosure of Property (Adjustment in 2000)                        (105,000)          1,460,000
Adjustments to Reconcile Net Income to Net Cash Provided (Used)
  by Operating Activities:
    Changes in Operating Assets and Liabilities:
        Accounts Receivable                                                  (16,000)            216,000
        Prepaid Expenses and Other Assets                                         --             106,000
        Accounts Payable, Accrued Expenses, and Other Liabilities           (664,000)           (812,000)
                                                                         -----------         -----------
Net Cash Provided (Used) by Operating Activities                            (632,000)            (18,000)
                                                                         -----------         -----------


INVESTING ACTIVITIES
Capital Improvements                                                              --             (26,000)
Cash Received from Sale of Personal Property                                 125,000                  --
Costs paid on Foreclosure of Property                                        (19,000)             (2,000)
Restricted Cash - Increase                                                        --             353,000
                                                                         -----------         -----------
Net Cash Provided by Investing Activities                                    106,000             325,000
                                                                         -----------         -----------


FINANCING ACTIVITIES
Notes Payable Principal Payments                                                  --             (68,000)
                                                                         -----------         -----------
Cash Used by Financing Activities                                                 --             (68,000)
                                                                         -----------         -----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (526,000)            239,000
Cash and Cash Equivalents at Beginning of Period                           1,875,000           7,485,000
                                                                         -----------         -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 1,349,000         $ 7,724,000
                                                                         ===========         ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest Paid in Cash During the Period                                  $   255,000         $   327,000
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

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  REFERENCE TO THE 1999 AUDITED FINANCIAL STATEMENTS

    These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 1999 audited financial statements

    The financial information contained herein reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation.

2.  TRANSACTIONS WITH THE MANAGING GENERAL PARTNER AND AFFILIATES

    In accordance with the Partnership Agreement, the Partnership is charged by the Managing General Partner and Affiliates for services provided to the Partnership. In the six months ended June 30, 2000 and 1999, the Partnership was charged for reimbursement of administrative expenses of $11,000 and $67,000, respectively.

    As discussed in Note 2 to the 1999 audited financial statements, pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At June 30, 2000 such amount is approximately $914,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

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

    In March the Partnership paid $681,000 to the former lessor of the ground lease representing the $655,000 mentioned above plus interest earned on the $655,000 from date of foreclosure to date of payment. While the $655,000 was reflected in the outstanding liabilities at December 31, 1999, the $26,000 interest expense was recorded in the first quarter of 2000. Also in March, the Partnership received the $125,000 representing its proceeds from the sale of personal property. Of this amount, $10,000 had been reflected in the 1999 audited financial statements and the remaining $115,000 was recorded in the first quarter of 2000 as an adjustment to foreclosure of property. The $115,000 was reduced by $10,000 to $105,000 due to an increase in the expected legal reimbursement due to Marriott pertaining to the new management agreement for Marriott's continued management of the property subsequent to the foreclosure.

    At this time, the Partnership has reached agreement with Marriott as to the amount to be paid to the Partnership by Marriott with respect to the Residence Inn - Nashville, but has not yet reached agreement with Marriott on documentation related to the payment. Any adjustment to the financials resulting from this last piece of the Settlement will be recorded when such agreement is reached.

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

YEAR 2000 READINESS DISCLOSURE

As of July 31, 1999, the managing general partner had completed a project that replaced or modified portions of its software and hardware so that computer systems would properly function with respect to dates in the year 2000 and thereafter. These modifications and replacements were undertaken at no cost to the Partnership. The managing general partner believes that with this new and modified hardware and software, the Year 2000 issue will not pose significant operational problems for its computer systems. As of August 11, 2000, the Partnership has not experienced significant operational problems due to Year 2000 issues. Further, the Partnership believes that its risk for future operational problems related to the Year 2000 issue is minimal.

The Partnership is dependent upon third parties to continue operating properly, and as of August 11, 2000, the Partnership is unaware of any significant Year 2000 issue preventing third parties with material dealings with the Partnership to function normally. However, as a component of its Year 2000 project, the Partnership has discussed Year 2000 compliance issues with its key vendors and service providers, and has developed contingency plans, although there can be no assurance that these contingency plans will successfully avoid future service interruption.

RESULTS OF OPERATIONS

During the six months and three months ended June 30, 2000, the Partnership had net income of $153,000 and $59,000 respectively, compared to a net loss of $988,000 and $1,135,000 for the same periods in 1999. The loss for 1999 was due to a loss on foreclosure of $1,460,000 recorded in the second quarter of 1999 upon the foreclosure of the Residence Inn - Nashville. (See Note 6 to the financial statements). Due to this foreclosure, the Partnership had no income and expenses from hotel operations in 2000 and interest income, interest expense and general and administrative expenses all declined in 2000. As a result, income before loss on foreclosure for the six and three months ended June 30, 2000 was $48,000 and $59,000 respectively, compared to $472,000 and $325,000 for the
same periods in 1999. In the first quarter of 2000, the Partnership did report income of $105,000 resulting from an adjustment to the loss on foreclosure of property reported in 1999. (See Note 6 to the financial statements).

PARTNERSHIP LIQUIDITY AND CAPITAL RESOURCES

First Half of 2000

As presented in the Statement of Cash Flows for the six months ended June 30, 2000, cash was used by operating activities primarily for payment of the deferred ground lease liability. Cash was provided by investing activities primarily from receipt by the Partnership of the $125,000 proceeds from sale of the personal property at the Residence Inn - Nashville.

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

Conclusion

In view of (i) the foreclosure of the Residence Inn - Nashville and matters related thereto as described in Notes 7 and 10 to the 1999 audited Financial Statements; (ii) distributions the General Partners will be obligated to return to the Partnership prior to its liquidation; and (iii) uncertainties related to the litigation relating to the Residence Inn - Nashville, the Partnership no longer provides an estimated net asset value per Unit. However, the Partnership is aware that some resale transactions of Units have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any given time period and occur at a price negotiated between the buyer and seller. The Partnership has no knowledge concerning how a particular price may be determined. A total of 18 resale transactions have been recorded on the books of the Partnership's transfer agent between January 1, 2000 and August 11, 2000, reflecting prices ranging from $21 to $140 per Unit, with a simple average price of $102.

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

The Partnership filed a motion in February 2000 to disqualify the law firm representing the TP Plaintiffs based on a conflict of interest that arose when a partner of the Partnership's counsel with knowledge of this case left that firm and joined the law firm representing TP Plaintiffs. As a result of the motion, counsel for TP Plaintiffs filed a motion to withdraw as counsel in March 2000 that was subsequently granted by the Court. New counsel for TP Plaintiffs has been selected and the trial of the case, which previously has been continued several times, is expected to be set for a new date.

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

The Inducement Action Defendants filed a motion in February 2000 to disqualify the law firm representing Nelson and NLC ("Nelson's Counsel") based on a conflict of interest that arose when a partner of the Inducement Action Defendants' counsel with knowledge of issues related to this case left that firm and joined Nelson's Counsel. This motion was heard on March 6, 2000 and on April 15, 2000, the Court declined to rule on this motion to disqualify Nelson's Counsel and instead referred the entire case to the Tennessee Chancellor who is now presiding over Nashville Case I (see above). Subsequently, Nelson's Counsel withdrew from the case and new counsel for Nelson and NLC was substituted.

Nelson and NLC filed a summary judgment motion seeking to bar the affirmative defense of manager's privilege asserted by certain of the Inducement Action Defendants, which motion is scheduled for August 25, 2000.

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


           METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
           A CALIFORNIA LIMITED PARTNERSHIP


                             By:     Metric Realty
                                     an Illinois general partnership
                                     its Managing General Partner


                             By:     SSR Realty Advisors, Inc.,
                                     a Delaware corporation
                                     its Managing General Partner


                             By: /s/ William A. Finelli
                                     -------------------------------------------
                                     William A. Finelli
                                     Managing Director,
                                     Principal Financial and Accounting Officer
                                     of SSR Realty Advisors, Inc.


                             Date:   August 11, 2000
                                     -------------------------------------------

                                 EXHIBIT INDEX


Exhibit
  No.                    Description
-------                  -----------
  27                     Financial Data Schedule