Form 10-Q
period 2000-09-30
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2000-11-13
CIK 800730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    (MARK ONE)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________to _______________


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
                        A CALIFORNIA LIMITED PARTNERSHIP

                           BALANCE SHEETS (UNAUDITED)


                                                        SEPTEMBER 30,       DECEMBER 31,
                                                           2000                1999
                                                        -----------         -----------
ASSETS
Cash and Cash Equivalents                               $ 1,999,000         $ 1,875,000
Restricted Cash                                           5,000,000           5,000,000
Accounts Receivable                                         209,000             499,000
                                                        -----------         -----------

TOTAL ASSETS                                            $ 7,208,000         $ 7,374,000
                                                        ===========         ===========


LIABILITIES AND PARTNERS' EQUITY
Accrued Interest                                        $        --         $   229,000
Other Liabilities                                            53,000             509,000
                                                        -----------         -----------

TOTAL LIABILITIES                                            53,000             738,000
                                                        -----------         -----------

PARTNERS' EQUITY
     General Partners                                      (914,000)           (914,000)
     Limited Partners (59,932 Units Outstanding)          8,069,000           7,550,000
                                                        -----------         -----------

TOTAL PARTNERS' EQUITY                                    7,155,000           6,636,000
                                                        -----------         -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                  $ 7,208,000         $ 7,374,000
                                                        ===========         ===========


                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                  FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                ------------------------------
                                                                    2000               1999
                                                                -----------        -----------
REVENUES:

Hotel Operations                                                $        --        $ 2,016,000
Interest and Other                                                  326,000            431,000
                                                                -----------        -----------

Total Revenues                                                      326,000          2,447,000
                                                                -----------        -----------
EXPENSES:

Hotel Operations
     Rooms                                                               --            463,000
     Administrative                                                      --            315,000
     Marketing                                                           --            200,000
     Energy                                                              --            101,000
     Repair and Maintenance                                              --             99,000
     Management Fees                                                     --             63,000
     Property Taxes                                                      --             60,000
     Other                                                               --            107,000
                                                                -----------        -----------
Total Hotel Operations                                                   --          1,408,000
Interest                                                             26,000            223,000
General and Administrative                                          191,000            337,000
                                                                -----------        -----------

Total Expenses                                                      217,000          1,968,000
                                                                -----------        -----------
INCOME BEFORE LOSS ON FORECLOSURE OF PROPERTY                       109,000            479,000
Income (Loss) on Foreclosure of Property                            410,000         (1,460,000)
                                                                -----------        -----------
NET INCOME (LOSS)                                               $   519,000        $  (981,000)
                                                                ===========        ===========
NET INCOME (LOSS) PER LIMITED PARTNERSHIP ASSIGNEE UNIT:
Income before Loss on Foreclosure of Property                   $         2        $         8
(Loss) on Foreclosure of property                                         7                (11)
                                                                -----------        -----------
NET INCOME (LOSS)                                               $         9        $        (3)
                                                                ===========        ===========

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP ASSIGNEE UNIT                 --        $        85
                                                                ===========        ===========


                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                FOR THE THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                ------------------------
                                                                  2000            1999
                                                                --------        --------
REVENUES:
Interest and Other                                              $113,000        $138,000
                                                                --------        --------
Total Revenues                                                   113,000         138,000
                                                                --------        --------
EXPENSES:
General and Administrative                                        52,000         131,000
                                                                --------        --------
Total Expenses                                                    52,000         131,000
                                                                --------        --------
INCOME BEFORE LOSS ON FORECLOSURE OF PROPERTY                     61,000           7,000
Adjustment to Loss on Foreclosure of Property                    305,000              --
                                                                --------        --------
NET INCOME                                                      $366,000        $  7,000
                                                                ========        ========
NET INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT:
Income before Loss on Foreclosure of Property                   $      1        $     --
Income on Foreclosure of property                                      5              --
                                                                --------        --------
NET INCOME                                                      $      6        $     --
                                                                ========        ========
CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP ASSIGNEE UNIT        $     --        $     85
                                                                ========        ========


                 See notes to financial statements (unaudited).

                   STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                         GENERAL             LIMITED
                                                         PARTNERS            PARTNERS               TOTAL
                                                       ------------         ------------         ------------
Balance, January 1, 2000                               $   (914,000)        $  7,550,000         $  6,636,000
Income before Income on Foreclosure of Property                  --              109,000              109,000
Income on Foreclosure of Property                                --              410,000              410,000
                                                       ------------         ------------         ------------

Balance, September 30, 2000                            $   (914,000)        $  8,069,000         $  7,155,000
                                                       ============         ============         ============


Balance, January 1, 1999                               $         --         $ 11,700,000         $ 11,700,000
Income before Loss on Foreclosure of Property                    --              479,000              479,000
Loss on Foreclosure of Property                            (810,000)            (650,000)          (1,460,000)
Cash Distributions                                         (104,000)          (5,094,000)          (5,198,000)
                                                       ------------         ------------         ------------

Balance, September 30, 1999                            $   (914,000)        $  6,435,000         $  5,521,000
                                                       ============         ============         ============



                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                            FOR THE NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                          -------------------------------
                                                                             2000                1999
                                                                          -----------         -----------
OPERATING ACTIVITIES
Net Income (Loss)                                                         $   519,000         $  (981,000)
Income (Loss) on Foreclosure of Property                                     (410,000)          1,460,000
Adjustments to Reconcile Net Income to Net Cash Provided (Used)
  by Operating Activities:
     Changes in Operating Assets and Liabilities:
         Accounts Receivable                                                  281,000            (162,000)
         Prepaid Expenses and Other Assets                                         --             109,000
         Accounts Payable, Accrued Expenses, and Other Liabilities           (677,000)         (1,083,000)
                                                                          -----------         -----------
Net Cash Provided (Used) by Operating Activities                             (287,000)           (657,000)
                                                                          -----------         -----------
INVESTING ACTIVITIES
Capital Improvements                                                               --             (26,000)
Proceeds from Foreclosure of Property                                         306,000                  --
Cash Received from Sale of Personal Property                                  125,000                  --
Costs paid on Foreclosure of Property                                         (20,000)             (8,000)
Restricted Cash -- Increase                                                        --             353,000
                                                                          -----------         -----------
Net Cash Provided by Investing Activities                                     411,000             319,000
                                                                          -----------         -----------
FINANCING ACTIVITIES
Notes Payable Principal Payments                                                   --             (68,000)
Cash Distributions to Partners                                                     --          (5,198,000)
                                                                          -----------         -----------
Cash Used by Financing Activities                                                  --          (5,266,000)
                                                                          -----------         -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              124,000          (5,604,000)
Cash and Cash Equivalents at Beginning of Period                            1,875,000           7,485,000
                                                                          -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 1,999,000         $ 1,881,000
                                                                          ===========         ===========
          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid in Cash During the Period                                   $   255,000         $   327,000
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

2.   TRANSACTIONS WITH THE MANAGING GENERAL PARTNER AND AFFILIATES

     In accordance with the Partnership Agreement, the Partnership is charged by the Managing General Partner and Affiliates for services provided to the Partnership. In the nine months ended September 30, 2000 and 1999, the Partnership was charged for reimbursement of administrative expenses of $17,000 and $100,000, respectively.

     As discussed in Note 2 to the 1999 audited financial statements, pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At September 30, 2000 such amount is approximately $914,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

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

5.   LEGAL PROCEEDINGS

     The Partnership is a defendant in legal proceedings seeking damages for alleged failure to consummate a settlement of the Residence Inn -- Ontario case, and a plaintiff and defendant in other legal proceedings; see Part II, Item 1, Legal Proceedings, for a detailed description of these matters.

6.   FORECLOSURE OF PROPERTY

     As discussed in the notes to the 1999 audited financial statements, the Partnership's last property, the Residence Inn -- Nashville, was sold through foreclosure on June 18, 1999. As also discussed, specifically in
     Note 10 to the 1999 audited financial statements, a mediation meeting was held in February 2000 for purposes of settling certain issues among the lender, the former lessor on the ground lease and the Partnership. At that meeting, the parties agreed to the terms of a settlement agreement ("Settlement") that was subsequently signed in March 2000. The Settlement provided for (i) payment by the Partnership to the former lessor of the ground lease the $655,000 deferred ground rent liability discussed in Note 5 to the 1999 audited financial statements plus interest which the Partnership earned on that amount until date of actual payment and (ii) collection of $125,000 by the Partnership representing its share of proceeds from the sale of personal property. In addition, the parties agreed that the Partnership is entitled to operations to the date of foreclosure plus any cash and cash reserves held by Marriott pertaining to the Partnership's ownership period to the date of foreclosure of the Hotel.

     In March the Partnership paid $681,000 to the former lessor of the ground lease representing the $655,000 mentioned above plus interest earned on the $655,000 from date of foreclosure to date of payment. While the $655,000 was reflected in the outstanding liabilities at December 31, 1999, the $26,000 interest expense was recorded in the first quarter of 2000. Also in March, the Partnership received the $125,000 representing its proceeds from the sale of personal property. Of this amount, $10,000 had been reflected in the 1999 audited financial statements and the remaining $115,000 was recorded in the first quarter of 2000 as an adjustment to loss on foreclosure of property. The $115,000 was reduced by $10,000 to $105,000 due to an increase in the expected legal reimbursement due to Marriott pertaining to the new management agreement for Marriott's continued management of the property subsequent to the foreclosure.

     In September, pursuant to an agreement with Marriott with respect to the Residence Inn -- Nashville, the Partnership received $306,000. This was recorded net of related expenses of $1,000 in the third quarter of 2000 as an adjustment to loss on foreclosure of property.

7.   NOTE PAYABLE

     On April 1, 1998, the balloon mortgage payment for the Residence Inn -- Nashville, totaling $8,491,000, became due and payable. The Partnership did not make the payment and became in default. The Partnership was unable to negotiate an extension with the lender and was unable to sell the property (see Note 4 to the 1999 audited financial statements).

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

YEAR 2000 READINESS DISCLOSURE

As of July 31, 1999, the managing general partner had completed a project that replaced or modified portions of its software and hardware so that computer systems would properly function with respect to dates in the year 2000 and thereafter. These modifications and replacements were undertaken at no cost to the Partnership. The managing general partner believes that with this new and modified hardware and software, the Year 2000 issue will not pose significant operational problems for its computer systems. As of October 13, 2000, the Partnership has not experienced significant operational problems due to Year 2000 issues. Further, the Partnership believes that its risk for future operational problems related to the Year 2000 issue is minimal.

The Partnership is dependent upon third parties to continue operating properly, and as of October 13, 2000, the Partnership is unaware of any significant Year 2000 issue preventing third parties with material dealings with the Partnership to function normally. However, as a component of its Year 2000 project, the Partnership has discussed Year 2000 compliance issues with its key vendors and service providers, and has developed contingency plans, although there can be no assurance that these contingency plans will successfully avoid future service interruption.

RESULTS OF OPERATIONS

During the nine months and three months ended September 30, 2000, the Partnership had net income of $519,000 and $366,000 respectively, compared to a net loss of $981,000 and net income of $7,000, respectively, for the same periods in 1999. The loss for the nine months ended September 30, 1999 was due to a loss on foreclosure of $1,460,000 recorded in the second quarter of 1999 upon the foreclosure of the Residence Inn -- Nashville. (See Note 6 to the financial statements). Due to this foreclosure, the Partnership had no income and expenses from hotel operations in 2000 and interest income, interest expense and general and administrative expenses all declined in 2000. As a result, income before loss on foreclosure for the nine months ended September 30, 2000 was $109,000, compared to $479,000 for the same period in 1999. Income before loss on foreclosure was $61,000 for the three months ended September 30, 2000 compared to $7,000 for the same period in 1999 owing to higher asset management and legal costs in the third quarter of 1999. In the nine and three months ended September 30, 2000, the Partnership reported income of $410,000 and $305,000, respectively, resulting from adjustments to the loss on foreclosure of property reported in 1999. (See Note 6 to the financial statements).

PARTNERSHIP LIQUIDITY AND CAPITAL RESOURCES

First Three Quarters of 2000

As presented in the Statement of Cash Flows for the nine months ended September 30, 2000, cash was used by operating activities primarily for payment of the deferred ground lease liability. Cash was provided by investing activities primarily from receipt by the Partnership of $306,000, representing income from operations of the Residence Inn -- Nashville to the date of foreclosure, and of the $125,000 proceeds from sale of the personal property at the Residence Inn -- Nashville.

In September 1999, the Partnership made distributions to the partners totaling $5,198,000, representing a portion of the net sales proceeds from the sale in December 1997 of eight properties. The Partnership currently maintains an average cash balance of approximately $7 million (including $5 million of restricted cash, as discussed in Note 7 to the 1999 audited financial statements). The balance will change depending upon the ultimate receipt from Marriott of funds held by it pertaining to the Partnership's ownership of hotels previously managed by Marriott. The future cash balance also depends on interest income, general and administrative expenses including costs of the ongoing legal proceedings related to the Residence Inn - Nashville, as described further in
Part II, Item 1.

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

Conclusion

In view of uncertainties related to the litigation relating to the Residence Inn -- Nashville and distributions the General Partners will be obligated to return to the Partnership prior to its liquidation, the Partnership no longer provides an estimated net asset value per Unit. However, the Partnership is aware that some resale transactions of Units have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any given time period and occur at a price negotiated between the buyer and seller. The Partnership has no knowledge concerning how a particular price may be determined. A total of 24 resale transactions have been recorded on the books of the Partnership's transfer agent between January 1, 2000 and November 7, 2000, reflecting prices ranging from $21 to $140 per Unit, with a simple average price of $89.

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

This lawsuit related to disputes in connection with management of the Partnership's Residence Inn -- Ontario by an entity controlled by Kenneth E. Nelson ("Nelson") from April 1988 to February 1991. In March 1993, the Partnership and Nelson verbally agreed to settle the SF Lawsuit at a settlement conference (the "SF Settlement"), whereby the Partnership would purchase at a discount the land (the "Land") underlying the Partnership's Residence Inn -- Nashville (the "Hotel") then leased by the Partnership from Nashville Lodging Company ("NLC"), an entity controlled by Nelson. Various disagreements between the Partnership and Nelson regarding the SF Settlement arose after March 1993 and documents to effectuate the SF Settlement were never executed. While the Court maintains jurisdiction to supervise the SF Settlement, this action is no longer active.

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

Nelson and NLC filed a summary judgment motion seeking to bar the affirmative defense of manager's privilege asserted by the Inducement Action Defendants. In response to the motion, all of the remaining Inducement Action Defendants filed a cross-motion for summary judgment, seeking dismissal of all claims on the grounds that actions of the Inducement Action Defendants taken in connection with the SF Settlement were privileged by virtue of the manager's privilege. On October 13, 2000, the Court held a hearing on the parties' motions for summary judgment. At the conclusion of the hearing, the Court orally denied the motion of Nelson and NLC, and granted the cross-motion of the remaining Inducement Action Defendants, dismissing all remaining claims. Following entry of a formal order of dismissal, Nelson and NLC will have thirty (30) days to perfect an appeal to the Tennessee Court of Appeals.

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


              METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
              A CALIFORNIA LIMITED PARTNERSHIP


                        By:      Metric Realty
                                 an Illinois general partnership
                                 its Managing General Partner


                        By:      SSR Realty Advisors, Inc.,
                                 a Delaware corporation
                                 its Managing General Partner


                        By:      /s/ William A. Finelli
                                 ------------------------------------------
                                 William A. Finelli
                                 Managing Director,
                                 Principal Financial and Accounting Officer
                                 of SSR Realty Advisors, Inc.


                        Date:    November 7, 2000
                                 ------------------------------------------