Form 10-K
period 2000-12-31
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2001-03-30
CIK 800730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

        Commission file number 0-17660

                                 METRIC PARTNERS
                          GROWTH SUITE INVESTORS, L.P.,

                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     CALIFORNIA                                                    94-3050708
--------------------------------------------------------------        ------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)        (I.R.S. EMPLOYER IDENTIFICATION NO.)

                 1 CALIFORNIA STREET
              SAN FRANCISCO, CALIFORNIA                                            94111-5415
--------------------------------------------------------------        ------------------------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                     (ZIP CODE)


Registrant's telephone number, including area code:           (415) 678-2000
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

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP
                                     PART I

ITEM 1. BUSINESS.

Metric Partners Growth Suite Investors, L.P., a California Limited Partnership (the "Partnership"), was organized in 1984 under the California Uniform Limited Partnership Act. On April 1, 1997, Metric Holdings, Inc. and Metric Realty Corp., the partners of the Managing General Partner, Metric Realty, were involved in certain corporate transactions. Pursuant to these transactions, (i) Metric Holdings, Inc. was merged into a newly-formed corporation known as SSR Realty Advisors, Inc. ("SSR Realty"), which became the managing partner of Metric Realty, and (ii) Metric Realty Corp. was merged into Metric Property Management, Inc., a subsidiary of SSR Realty. Accordingly, the partners of Metric Realty are now SSR Realty and Metric Property Management, Inc. After consummation of these transactions, both partners of Metric Realty continue to be wholly owned subsidiaries of Metropolitan Life Insurance Company, as were both partners prior to the occurrence of such transactions. The associate general partner of the Partnership is GHI Associates II, L.P., a California Limited Partnership. The general partner of GHI Associates II is Metric Realty and the limited partner is Prudential-Bache Properties, Inc.

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 33-8610), was declared effective by the Securities and Exchange Commission on April 14, 1988. The Partnership marketed its securities pursuant to its Prospectus dated April 14, 1988, which was thereafter supplemented (hereinafter, the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933.

The principal business of the Partnership was to acquire, hold for investment, manage and ultimately sell all-suite, extended stay hotels, which are operated under franchise licenses from Residence Inn by Marriott, Inc. The Partnership is a "closed" limited partnership real estate syndicate. For a further description of the Partnership's business, see the sections entitled "Risk Factors" and "Investment Objectives and Policies" in the Prospectus.

Beginning in April 1988, the Partnership offered $60,000,000 in Limited Partnership Assignee Units. The offering was closed on June 30, 1989, with total funding of $59,932,000. The net proceeds of the offering were used to purchase ten hotel properties, which are described in Item 2. The acquisition activities of the Partnership were completed on March 16, 1990, with the purchase of the Residence Inn Altamonte Springs. Since that time, the principal activity of the Partnership had been managing its portfolio. As the Partnership's long-term goal was to ultimately liquidate the portfolio, the markets where the hotels are located were monitored on an ongoing basis for potential sales opportunities. The Partnership entered into a purchase and sale agreement for the Residence Inn-Atlanta (Perimeter West) with an unaffiliated buyer and sold the property on October 3, 1995. In 1997, the Partnership marketed eight of the nine remaining hotels for sale, and on December 30, 1997, the hotels were sold to an unaffiliated buyer. The Partnership's last property, the Residence Inn -Nashville, was sold through foreclosure on June 18, 1999, as further described in Part II, Item 7.

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

Following is a description of the hotel properties that the Partnership owned:


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

Residence Inn-Indianapolis                                88          06/88           12/97
 3553 Founders Road, Indianapolis, Indiana

Residence Inn-Lexington                                   80          06/88           12/97
 1080 Newtown Pike, Lexington, Kentucky

Residence Inn-Louisville                                  96          06/88           12/97
 120 North Hurtsbourne Lane, Louisville, Kentucky

Residence Inn-Winston-Salem                               88          06/88           12/97
 7835 North Point Blvd., Winston-Salem, North
Carolina

Residence Inn-Nashville                                  168          05/89           06/99*
 2300 Elm Hill Pike, Nashville, Tennessee

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


ITEM 3. LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Partnership is a party or to which any of its assets are subject, except the following:

Metric Partners Growth Suite Investors, L.P. vs. Kenneth E. Nelson, The Nelson Group, et al., San Francisco County Superior Court, Case No. 928065.

Nashville Lodging Company vs. Metric Partners Growth Suite Investors, L.P., et al., Circuit Court, State of Wisconsin, Case No. 94CV001212.

Orlando Residence, Ltd. vs. 2300 Elm Hill Pike, Inc. and Nashville Lodging Company vs. Metric Partners Growth Suite Investors, L.P., Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 94-1911-I.

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

Kenneth E. Nelson and Nashville Lodging Co., vs. Metric Realty et. al., Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 97-2189-III (the "Inducement Action").

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

As of December 31, 2000, the approximate number of holders of Limited Partnership Assignee Units was as follows:


     TITLE OF CLASS                                   NUMBER OF RECORD HOLDERS
     --------------                                   ------------------------
     Limited Partnership Assignee Units............            4,279

ITEM 6. SELECTED FINANCIAL DATA.

The following represents selected financial data for Metric Partners Growth Suite Investors, L.P., a California Limited Partnership, for each of the five years in the period ended December 31, 2000. The data should be read in conjunction with the financial statements included elsewhere herein.


                                                                                     FOR THE YEAR ENDED
                                                                                         DECEMBER 31,
                                                               ------------------------------------------------------------------
                                                                2000(2)        1999           1998           1997          1996
                                                               --------      --------       --------       --------      --------
                                                                          (AMOUNTS IN THOUSANDS EXCEPT PER UNIT DATA)
Total Revenues                                                 $    447      $  2,566       $  5,171       $ 26,193      $ 25,045
                                                               ========      ========       ========       ========      ========
Net Income (Loss):
   Income (Loss) Before Gain on Sale or Loss on
       Foreclosure of Property                                 $    174      $    474       $   (423)      $  2,814      $    521
   Gain (Loss) on Foreclosure of Property                           410          (340)             -              -             -
   Gain on Sale of Properties                                         -             -            300          7,505             -
                                                               --------      --------       --------       --------      --------
Net Income (Loss)                                              $    584      $    134       $   (123)      $ 10,319      $    521
                                                               ========      ========       ========       ========      ========

Net Income (Loss) per Limited Partnership Assignee Unit(1):
   Income (Loss) Before Gain on Sale or Gain (Loss) on
       Foreclosure of Property                                 $      3      $      8       $     (7)      $     47      $      8
   Gain (Loss) on Foreclosure of Property                             7            (6)             -              -             -
   Gain on Sale of Properties                                         -             -              5            120             -
                                                               --------      --------       --------       --------      --------
Net Income (Loss) per Limited Partnership Assignee Unit        $     10      $      2       $     (2)      $    167      $      8
                                                               ========      ========       ========       ========      ========

Total Assets                                                   $  7,281      $  7,374       $ 21,845       $ 60,636      $ 67,436
                                                               ========      ========       ========       ========      ========

Long Term Obligations:
   Notes Payable                                               $      -      $      -       $  8,292       $ 26,983      $ 42,518
                                                               ========      ========       ========       ========      ========

Cash Distributions per Limited Partnership Assignee
Unit                                                           $      -      $     85       $    288       $     40      $     68
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

The Partnership sold eight of its nine remaining hotels in December 1997. The remaining property, the Residence Inn -- Nashville, was sold through foreclosure in June 1999. Accordingly, historical financial information will not be representative of future results. Future results of operations will be dependent on general and administrative expenses and interest income, as well as the outcome of the legal proceedings discussed in Note 7 to the financial statements.

RESULTS OF OPERATIONS

2000 Compared to 1999

Net income in 2000 was $584,000 as compared to $134,000 in 1999 and reflects a gain of $410,000 for an adjustment to the loss on foreclosure recorded in 1999. The change reflects the absence of net income from hotel operations due to the sale and transfer of hotel properties by the end of 1999. Hotel operations and related interest income in 1999 contributed $474,000 to net income before recognition of a $340,000 loss on foreclosure.

Interest income decreased in 2000 on lower cash balances due to the distribution made to the partners in 1999. General and administrative expenses decreased in 2000 compared to 1999 primarily due to substantially lower legal expenses, partnership management fees and administrative costs associated with the lack of hotel operations and resolution of certain legal matters.

1999 Compared to 1998

Net income was $134,000 in 1999 compared to a net loss of $123,000 in 1998. The change is primarily due to the sale through foreclosure of the Partnership's last property, the Residence Inn -- Nashville, in June 1999. This disposition was anticipated, and in 1998 the Partnership recognized a $195,000 provision for impairment (see discussion in the following section). While net hotel operations decreased in 1999 as a result of approximately six months of operations compared to twelve in 1998, the $195,000 provision for impairment in 1998 (see Notes 3 and 4 to the financial statements) and the consequential cessation of depreciation expense at December 31, 1998 had a positive effect on net income. In addition, interest expense in 1999 was only recorded for the first quarter (see Note 4 to the financial statements), while 1998 reflected a full year of interest expense. These factors, combined with a substantial decrease in general and administrative expenses, and despite a recognition of a $300,000 deferred gain in 1998 versus a loss on foreclosure of property of $340,000 in 1999, led to a net income in 1999 versus a net loss in 1998.

Interest income decreased in 1999 compared to 1998 as a result of lower cash balances primarily caused by a distribution to the partners in September 1999. General and administrative expenses decreased in 1999 compared to 1998 primarily due to substantially lower legal expenses, partnership management fees and administrative costs.

PARTNERSHIP LIQUIDITY AND CAPITAL RESOURCES

Introduction

As reported on the 2000 Statement of Cash Flows, cash was used by operating activities, primarily from interest income earned on cash reserves, the collection of outstanding receivable balances, the payment of outstanding liabilities and an adjustment to the loss on foreclosure recorded in 1999. The cash balances relate to court-ordered reserves held until the resolution of litigation with third parties. The receivable balances collected were in connection with certain reserves held by Marriott pursuant to the sale of the remaining hotel investments. The adjustment to the loss on foreclosure results from the realization of $410,000 more than anticipated upon the conclusion of foreclosure proceedings commenced in 1999. The Partnership considers cash equivalents to be those investments (primarily commercial paper) with an original maturity date of less than three months at time of purchase. There were no cash equivalents at December 31, 2000.

As presented in the 1999 Statement of Cash Flows, cash was used by operating activities. Cash was provided by investing activities from receipt by the Partnership of the balance of an escrow account (the "Shortfall Guaranty Account") that had been established at the time of sale of the Residence Inn -- Atlanta in October 1995. The conditions for payment from the Shortfall Guaranty Account to the buyer of the hotel were not met and, and pursuant to the escrow agreement, the full amount including any interest earned was returned to the Partnership on March 31, 1999. Cash was used by financing activities for distribution to partners and principal payments on notes payable.

The former management company at the Residence Inn-Ontario, which is controlled by Kenneth E. Nelson ("Nelson"), defaulted on certain obligations under the management agreement. In 1991, the Partnership terminated the management agreement and initiated legal proceedings against the former management company. The management company withheld $194,000 from property funds in unauthorized management fees prior to relinquishing management of the property. The $194,000 was treated as a receivable in the Partnership's financial statements until 1996 when it was written off. As discussed in Note 7 to the financial statements, in March 1993 the parties verbally agreed to settle the lawsuit (the "SF Settlement"); however, difficulties arose in consummating the settlement. After a hearing in May 1994, the Court ruled in June that in the settlement the Partnership had agreed to purchase the land underlying the Residence Inn-Nashville (the "Land") from Nashville Lodging Company ("NLC"), an affiliate of Nelson, subject to a lis pendens on the Land.

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

In another action in Nashville, Tennessee, 2300 and NLC have alleged that the Partnership refused to purchase the Land as required by the SF Settlement and demanded indemnification for all costs and losses of 2300 and NLC relating to Orlando's claims. In February 1996, the Court in this action granted a motion filed by 2300 and NLC for partial summary judgement, ruling that the Partnership had breached the SF Settlement. The action continues to determine damages and other issues. In February 1998, the Court enjoined the Partnership from conveying, transferring, or otherwise disposing of its cash to any extent which would leave less than $5 million available for payment of any judgment awarded to 2300 and NLC. The Partnership does not believe it breached the SF Settlement.

See Item 8, Note 7 to the financial statements for more information about the foregoing and other related proceedings.

In December 1996 the Partnership reported its intention to proceed with the marketing for sale of the remaining hotels in the portfolio, and the sale of eight of the nine remaining hotels was completed on December 30, 1997.

In January 1998, the Partnership made two distributions to its general and limited partners, one totaling $16,818,000, representing a portion of the net sales proceeds, and another one totaling $612,000 representing a distribution from 1997 operations. In April 1998, the Partnership made another distribution to its partners totaling $229,000 in order to comply with certain states' tax withholding requirements. In September 1999, the Partnership made distribution to the partners totaling $5,198,000, representing a portion of the net sales proceeds from the sale in December 1997 of eight properties. Since this latest distribution, the Partnership has maintained approximately $6.9 million in average cash balances (including $5,000,000 of restricted cash, as discussed in Note 7 to the financial statements). The balance may change depending upon future interest income and the level of general and administrative expenses including costs of the ongoing legal proceedings related to the Residence Inn -- Nashville, as described in Note 7 to the financial statements. With respect to the use of cash, the Partnership continues to be under certain restrictions as discussed in Item 8, Note 7 to the financial statements.

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

On June 18, 1999, the Hotel, its contents and the land on which it is located, which was under lease to the Partnership, was sold through foreclosure. Certain difficulties arose in the course of and as a result of the foreclosure with respect to the foreclosure proceedings, the allocation of net proceeds of the personal property of the Hotel, and ownership of the net current assets held by Marriott on behalf of the Partnership from the operations of the Hotel to the date of foreclosure. In addition, while the Partnership believed that the ground lease associated with the property would be terminated in the event of a foreclosure, it was unclear which party was entitled to receipt of deferred ground rents (including accrued interest thereon) owed by the Partnership at the time of foreclosure. The issues were settled in February 2000, as described in Note 3 to the financial statements.

Subsequent to the foreclosure, Marriott issued a notice requiring the Partnership to pay a $1,415,000 termination fee, computed as per the management agreement, plus certain employee costs not specified in amount. However, Marriott and the Lender subsequently entered into a management agreement for Marriott's continued management of the property and Marriott has verbally acknowledged that a termination fee is not due. The Partnership will be required to pay a minimal amount of less than $20,000 for costs incurred by Marriott in renegotiating and signing a new management agreement with the Lender.

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

In 1996, 1997, and in 1998, the Managing General Partner suspended the processing of most types of resale transactions, as the level of such resale transactions reached 4.9% of the total number of outstanding Units for each of those years. This action was taken to ensure that resale transactions did not result in the termination of the Partnership for tax purposes, or cause the Partnership to be classified as a publicly traded partnership or to be taxed as a corporation.

On June 25, 1999, Gemisys, the Partnership's Servicing and Transfer Agent notified the Managing General Partner that non-exempt trading representing approximately 4.9% of the outstanding Units of the Partnership had been reached, at which time the Managing General Partner again suspended processing of resale transactions for the remainder of the calendar year. Unit holders were advised of that suspension in accordance with Section 12.1 of the Partnership Agreement, via a special communication dated June 25, 1999. All resale transaction paperwork submitted subsequent to that date through the end of the year was returned to the originator. Gemisys again began processing resale transactions on January 3, 2000. During 2000, resale transactions did not reach the 4.9% limit.

Conclusion

In view of the uncertainties in connection with the litigation relating to the Residence Inn -- Nashville (as described in Note 7 to the financial statements) and the distributions the General Partners will be obligated to return to the Partnership prior to its liquidation, the Partnership no longer provides an estimated net asset value per Assignee Unit. However, the Partnership is aware that some resale transactions of Units have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any given time period and occur at a price negotiated between the buyer and seller. The Partnership has no knowledge concerning how a particular price may be determined. A total of 24 resale transactions were recorded on the books of the Partnership's transfer agent between January 1, 2000 and December 31, 2000, reflecting prices ranging from $21 to $140 per Unit, with a simple average price of $89. The Partnership's knowledge of these transactions is based solely on the books and records of its Transfer Agent. As discussed in Item 8, Note 1 to the financial statements, there is substantial doubt regarding the Partnership's ability to continue as a going concern. The Partnership does not expect to receive any significant cash flow through December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                TABLE OF CONTENTS


                                                                                          PAGE
                                                                                          ----
Report of Independent Auditors.........................................................     10
Financial Statements:
   Balance Sheets at December 31, 2000 and 1999........................................     11
   Statements of Operations for the Years ended December 31, 2000, 1999 and 1998.......     12
   Statements of Partners' Equity (Deficiency) for the
   Years ended December 31, 2000, 1999 and 1998........................................     13
   Statements of Cash Flows for the Years ended December 31, 2000, 1999 and 1998.......     14
   Notes to Financial Statements.......................................................  15-24


        Financial Statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the Financial Statements.

                         REPORT OF INDEPENDENT AUDITORS

Metric Partners Growth Suite Investors, L.P., a California Limited Partnership:

        We have audited the accompanying balance sheets of Metric Partners Growth Suite Investors, L.P., a California Limited Partnership, (the "Partnership") as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

        The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in
Note 1, the Partnership is subject to ongoing litigation. The uncertainties relating to this litigation raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to this litigation are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of these uncertainties.


                                       Ernst & Young LLP

New York, New York
February 21, 2001

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                                  DECEMBER 31,


                         ASSETS                                   2000              1999
                                                              -----------       -----------
CASH AND CASH EQUIVALENTS ..............................      $ 2,067,000       $ 1,875,000
RESTRICTED CASH ........................................        5,000,000         5,000,000
ACCOUNTS RECEIVABLE ....................................          214,000           499,000
                                                              -----------       -----------
TOTAL ASSETS ...........................................      $ 7,281,000       $ 7,374,000
                                                              ===========       ===========


         LIABILITIES AND PARTNER'S EQUITY

ACCRUED INTEREST .......................................      $         -       $   229,000

OTHER LIABILITIES ......................................           61,000           509,000
                                                              -----------       -----------
TOTAL LIABILITIES ......................................           61,000           738,000
                                                              -----------       -----------
PARTNERS' EQUITY:
   GENERAL PARTNERS ....................................         (914,000)         (914,000)
   LIMITED PARTNERS (59,932 units outstanding) .........        8,134,000         7,550,000
                                                              -----------       -----------
TOTAL PARTNERS' EQUITY .................................        7,220,000         6,636,000
                                                              -----------       -----------
TOTAL LIABILITIES AND PARTNERS' EQUITY .................      $ 7,281,000       $ 7,374,000
                                                              ===========       ===========


                       See notes to financial statements.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                     2000             1999              1998
                                                                 -----------      -----------       -----------
REVENUES
Hotel operations ..........................................      $         -      $ 2,016,000       $ 4,445,000
Interest and other ........................................          447,000          550,000           726,000
                                                                 -----------      -----------       -----------
Total revenues ............................................          447,000        2,566,000         5,171,000
                                                                 -----------      -----------       -----------

EXPENSES (Including $22,000, $133,000 and $282,000 paid
to managing general partner and affiliates in 2000, 1999
and 1998, respectively)
Hotel operations:
    Rooms .................................................                -          463,000           936,000
    Administrative ........................................                -          324,000           611,000
    Marketing .............................................                -          199,000           464,000
    Energy ................................................                -          101,000           230,000
    Repair and maintenance ................................                -           99,000           221,000
    Management fees .......................................                -           63,000           152,000
    Property taxes ........................................                -           60,000           112,000
    Other .................................................                -          107,000           258,000
                                                                 -----------      -----------       -----------
Total hotel operations ....................................                -        1,416,000         2,984,000
Depreciation and other amortization .......................                -                -           533,000
Interest ..................................................           26,000          223,000           859,000
General and administrative ................................          247,000          453,000         1,023,000
Impairment provision for asset to be disposed of ..........                -                -           195,000
                                                                 -----------      -----------       -----------
Total expenses ............................................          273,000        2,092,000         5,594,000
                                                                 -----------      -----------       -----------
INCOME (LOSS) BEFORE GAIN ON SALE OR LOSS ON
FORECLOSURE OF PROPERTIES .................................          174,000          474,000          (423,000)
Gain on sale of properties ................................                -                -           300,000
Gain (Loss) on foreclosure of property ....................          410,000         (340,000)                -
                                                                 -----------      -----------       -----------
NET INCOME (LOSS) .........................................      $   584,000      $   134,000       $  (123,000)
                                                                 ===========      ===========       ===========

NET INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT:
Income (loss) before gain on sale or loss on foreclosure
of properties .............................................      $         3      $         8       $        (7)
Gain on sale of properties ................................                -                -                 5
Gain (loss) on foreclosure of property ....................                7               (6)                -
                                                                 -----------      -----------       -----------
NET INCOME (LOSS) .........................................      $        10      $         2       $        (2)
                                                                 ===========      ===========       ===========
CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP ASSIGNEE UNIT ..      $         -      $        85       $       288
                                                                 ===========      ===========       ===========


                       See notes to financial statements.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                 GENERAL           LIMITED
                                                                PARTNERS           PARTNERS            TOTAL
                                                              ------------       ------------       ------------
BALANCE, JANUARY 1, 1998 ...............................      $    348,000       $ 29,115,000       $ 29,463,000
Income (Loss) Before Gain on Sale of Properties ........             5,000           (428,000)          (423,000)
Gain on Sale of Property ...............................                 -            300,000            300,000
Cash Distributions .....................................          (353,000)       (17,287,000)       (17,640,000)
                                                              ------------       ------------       ------------
BALANCE, DECEMBER 31, 1998 .............................                 -         11,700,000         17,000,000
Income (Loss) Before Loss on Foreclosure of Property ...          (470,000)           944,000            474,000
Loss on Foreclosure of Property ........................          (340,000)                             (340,000)
Cash Distributions .....................................          (104,000)        (5,094,000)        (5,198,000)
                                                              ------------       ------------       ------------
BALANCE, DECEMBER 31, 1999 .............................          (914,000)         7,550,000          6,636,000
Income Before Gain on Foreclosure of Property ..........                 -            174,000            174,000
Gain on Foreclosure of Property ........................                 -            410,000            410,000
                                                              ------------       ------------       ------------
BALANCE, DECEMBER 31, 2000 .............................      $   (914,000)      $  8,134,000       $  7,220,000
                                                              ============       ============       ============


                       See notes to financial statements.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                      2000               1999               1998
                                                                 ------------       ------------       ------------
OPERATING ACTIVITIES:
Net income (loss) .........................................      $    584,000       $    134,000       $   (123,000)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
    Depreciation and other amortization ...................                 -                  -            533,000
    (Gain) loss on foreclosure of property ................          (410,000)           340,000                  -
    Impairment provision for asset to be disposed of ......                 -                  -            195,000
    Gain on sale of properties ............................                 -                  -           (300,000)
    Changes in operating assets and liabilities:
        Accounts receivable ...............................           285,000           (176,000)           623,000
        Prepaid expenses and other assets .................                 -            109,000             52,000
        Accrued interest and other liabilities ............          (677,000)        (1,070,000)        (1,381,000)
                                                                 ------------       ------------       ------------
Net cash used by operating activities .....................          (218,000)          (663,000)          (401,000)
                                                                 ------------       ------------       ------------
INVESTING ACTIVITIES:
Proceeds from foreclosure of property .....................           410,000                  -                  -
Capital improvements ......................................                 -            (26,000)          (480,000)
Cash in escrow ............................................                 -                  -         19,214,000
Restricted cash ...........................................                 -            353,000         (5,018,000)
Purchase of cash investments ..............................                 -                  -                  -
Costs paid on foreclosure of property .....................                 -             (8,000)                 -
Proceeds from sale of cash investments ....................                 -                  -          3,888,000
                                                                 ------------       ------------       ------------
Net cash provided by investing activities .................           410,000            319,000         17,604,000
                                                                 ------------       ------------       ------------
FINANCING ACTIVITIES:
Notes payable principal payments ..........................                 -            (68,000)       (18,691,000)
Prepayment penalties paid .................................                 -                  -           (438,000)
Cash distributions to partners ............................                 -         (5,198,000)       (17,640,000)
                                                                 ------------       ------------       ------------
Cash used by financing activities .........................                 -         (5,266,000)       (36,769,000)
                                                                 ------------       ------------       ------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS ...............................................           192,000         (5,610,000)       (19,566,000)
Cash and cash equivalents at beginning of year ............         1,875,000          7,485,000         27,051,000
                                                                 ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..................      $  2,067,000       $  1,875,000       $  7,485,000
                                                                 ============       ============       ============
         SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash during the year .....................      $    255,000       $    327,000       $    833,000
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

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Metric Partners Growth Suite Investors, L.P., a California Limited Partnership (the "Partnership"), was organized under the laws of the State of California to acquire, hold for investment, manage, and ultimately sell, all-suite, extended stay hotels which are a franchise of the Residence Inn by Marriott, Inc. The Managing General Partner is Metric Realty, an Illinois general partnership. The Associate General Partner of the Partnership is GHI Associates II, L.P., a California Limited Partnership, of which Metric Realty is the general partner and Prudential-Bache Properties, Inc., a wholly owned subsidiary of Prudential Securities Group Inc., is the limited partner. Through March 31, 1997, Metric Realty was owned by Metric Holdings, Inc. and Metric Realty Corp. Metric Realty Corp. was the Managing Partner of Metric Realty. On April 1, 1997, Metric Holdings, Inc. and Metric Realty Corp., the partners of the Managing General Partner, Metric Realty, were involved in certain corporate transactions. Pursuant to these transactions, (i) Metric Holdings, Inc. was merged into a newly formed corporation known as SSR Realty Advisors, Inc. ("SSR Realty"), which became the managing partner of Metric Realty, and (ii) Metric Realty Corp. was merged into Metric Property Management, Inc., a subsidiary of SSR Realty. Accordingly, the partners of Metric Realty are now SSR Realty and Metric Property Management, Inc. After consummation of these transactions, both partners of Metric Realty continue to be wholly owned individual subsidiaries of Metropolitan Life Insurance Company, as were both partners prior to the occurrence of such transactions. The Partnership was organized on June 28, 1984, and commenced operations on April 14, 1988. Capital contributions of $59,932,000 ($1,000 per assignee Unit) were made by the limited partners.

Basis of Presentation -- The financial statements of the Partnership have been prepared assuming that the Partnership will continue as a going concern. The partnership is subject to ongoing litigation which is more fully described in
Note 7. The uncertainties relating to this litigation create substantial doubt about the Partnership's ability to continue as a going concern. Management intends to vigorously defend against this litigation. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of those uncertainties.

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, restricted cash and other liabilities, due to the short nature of such items, approximate their fair value.

Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Partnership considers all highly liquid investments, primarily commercial paper, with an original maturity date of three months or less at the time of purchase to be cash equivalents.

Restricted Cash -- The $5,000,000 balance at December 31, 2000 and 1999 is the amount which (as discussed in Note 7) the Court enjoined the Partnership from conveying, transferring, or otherwise disposing of.

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

Segment Information -- The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for financial statements for periods beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and in interim reporting to investors. The Partnership adopted FAS 131 in 1998. The Partnership determined in 1998 that it had one operating and reportable segment, the operations of its one remaining hotel property in Nashville, which is further described in Note 3.

2. TRANSACTIONS WITH THE MANAGING GENERAL PARTNER AND AFFILIATES

In accordance with the Partnership agreement, the Partnership is charged by the Managing General Partner and affiliates for services provided to the Partnership. The amounts are as follows:


                                           2000          1999          1998
                                         --------      --------      --------
Partnership management fees .......      $ 22,000      $      -      $ 72,000
Reimbursement of expenses .........             -       133,000       210,000
                                         --------      --------      --------
Total .............................      $ 22,000      $133,000      $282,000
                                         ========      ========      ========


Reimbursement of expenses includes expenses for partnership accounting, professional services and investor services.

In accordance with the Partnership agreement the general partners are allocated their two percent continuing interest in the Partnership's net income or loss and cash distributions. In addition, in 1994 the general partners were allocated gross income of $245,000 in accordance with and calculated pursuant to the Partnership Agreement. However, beginning in 1995 and through 1998, due to the general partners' equity account balance, the Partnership adjusted and limited the income allocation to the general partners to amounts equal to their two percent continuing interest in cash distributions. Pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At December 31, 2000, such amount is approximately $914,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

The general partners were allocated taxable gain and loss in accordance with the Partnership Agreement.

3. ASSET TO BE DISPOSED OF AND FORECLOSURE OF PROPERTY

At December 31, 1998, the Partnership's remaining property, the Residence Inn -- Nashville (the "Hotel"), was classified as an asset to be disposed of and an impairment provision, in the amount of $195,000, was recorded to reduce the carrying value to the estimated fair value less estimated disposal costs. The estimated fair value for this property was determined to be equivalent to the estimated principal balance on the non-recourse mortgage note payable at the expected date for the transfer of the property to the lender via deed in lieu of foreclosure or through foreclosure as discussed in Note 4 below.

In deciding to sell or dispose of the property, the Partnership considered the deterioration of the Nashville market in conjunction with the substantial capital improvements that would be required under the Marriott contract over the next several years and which would be necessary for the hotel to remain competitive.

On June 18, 1999, the improvements of the Hotel owned by the Partnership and the land on which it is located, which was under lease to the Partnership, were sold through foreclosure for $9,050,000, with net proceeds of approximately $450,000 after deduction of the outstanding principal and other costs. The purchaser was the holder of the mortgage note payable encumbering the Hotel (the "Lender"). The Partnership had been in default under the mortgage note payable since April, 1998, when it did not pay the balloon mortgage payment due at that date. In the foreclosure sale, the lessor on the ground lease also bid for the property. The lessor filed suit against the foreclosure trustee, asserting that the trustee denied him his alleged right to redeem the property by paying the debt through the foreclosure. The suit was settled in a mediation meeting on February 29, 2000, as further discussed below.

In the foreclosure sale the allocation of the $9,050,000 price was not specified. The Partnership claimed its right to a portion of the net proceeds from the sale because of its ownership of the personal property sold. The estimated net cost of foreclosure to the Partnership was $311,000 (including a write-off of net current assets held by Marriott on behalf of the Partnership and relating to the property at the time of foreclosure). The carrying value of the Hotel at the time of sale was $8,236,000 (net of the $195,000 impairment of value provision recognized in 1998) and the note payable balance, adjusted for amounts in the impound account, was $8,207,000, resulting in a $340,000 loss on foreclosure of property recognized in 1999. These matters were settled in the February 2000 mediation meeting, as discussed below.

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

On February 29, 2000 a mediation meeting was held for the purposes of settling the issues among the lender, the former lessor on the ground lease and the Partnership. At that meeting, the parties agreed to the terms of a settlement agreement ("Settlement") that was subsequently signed in March 2000. The Settlement provided for (i) payment by the Partnership to the former lessor of the ground lease the $655,000 deferred ground rent liability (including interest which the Partnership earned on that amount until date of actual payment) and
(ii) collection of $125,000 by the Partnership representing its share of proceeds from the sale of personal property. In addition, the parties agreed that the Partnership is entitled to operations to the date of foreclosure plus any cash and cash reserves held by Marriott pertaining to the Partnership's ownership period to the date of foreclosure of the Hotel.

In March 2000 the Partnership paid $681,000 to the former lessor of the ground lease representing the $655,000 mentioned above plus interest earned on the $655,000 from date of foreclosure to date of payment. While the $655,000 was reflected in the outstanding liabilities at December 31, 1999, the $26,000 interest expense was recorded in the first quarter of 2000. Also in March, the Partnership received the $125,000 representing its proceeds from the sale of personal property. Of this amount, $10,000 had been reflected in the 1999 audited financial statements and the remaining $115,000 was recorded in the first quarter of 2000 as an adjustment to loss on foreclosure of property. The $115,000 was reduced by $10,000 to $105,000 due to an increase in the expected legal reimbursement due to Marriott pertaining to the new management agreement for Marriott's continued management of the property subsequent to the foreclosure.

In September, pursuant to an agreement with Marriott with respect to the Residence Inn -- Nashville, the Partnership received $306,000. This was recorded net of related expenses of $1,000 in the third quarter of 2000 as an adjustment to loss on foreclosure of property.

Subsequent to the foreclosure, Marriott issued a notice requiring the Partnership to pay a $1,415,000 termination fee, computed as per the management agreement, plus certain employee costs not specified in amount. However, Marriott and the Lender subsequently entered into a management agreement for Marriott's continued management of the property and Marriott has verbally acknowledged that a termination fee is not due. The Partnership will be required to pay a minimal amount of less than $20,000 for costs incurred by Marriott in renegotiating and signing a new management agreement with the Lender.

4. NOTES PAYABLE

The note payable on the Hotel became due on April 1, 1998, and a balloon payment of $8,491,000 was due. The Partnership did not make the payment and has since been in default. The Partnership was unable to negotiate an extension of the loan with the lender. However, the lender entered into a six-month forbearance agreement with the Partnership, while the Partnership was in negotiations for a potential sale, in exchange for a principal reduction payment of $100,000 and reimbursement of $20,000 to the lender for certain costs. In addition, the Partnership made the regular monthly debt service payments through November 1, 1998, including payments to the tax impound account. At that time, however, negotiations with a potential buyer, for a sale at a contract price equal to approximately the outstanding note payable balance, had terminated and the buyer had withdrawn its offer, as the title company was unable to issue acceptable title insurance to the buyer with respect to the land on which the hotel is built. The forbearance agreement had expired and the Partnership concluded that permitting the lender to foreclose was in the best interest of the investors.

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

The Hotel note payable with an original balance of $9,250,000 originally wrapped an existing loan, which had a balance of approximately $9,336,000 at the time the Partnership acquired the property. However, on April 15, 1996, the Partnership made a payment of approximately $176,000 to the lender of the underlying mortgage of the wrap note on the Hotel. The payment was made to cure defaults by that lender to the holder of the wrap note for non-payment of the debt and impound payments due on January 1, 1996 and February 1, 1996. As described in Note 7, the Partnership became the direct obligor to the first note holder and the note payable balance was increased by $74,000, the difference between the balance of the first note and the balance of the wrap note on April 15, 1996. The $74,000 cost incurred to prevent foreclosure and to eliminate the wrap note was recorded in 1996 as a general and administrative expense in the financial statements. The terms of the first note varied slightly from those of the wrap note. The interest rate was 9.5% per annum on the first note compared to 9.9433% on the wrap note and monthly payments of interest and principal were approximately $2,600 lower on the first note. Similar to the wrap note, the first note matured in April 1998, and required a balloon payment. As a further consequence of the Partnership becoming a direct obligor to the first note holder, the payments due under the land lease on the Hotel were reduced by $50,000 per year (see Note 5).

5. MINIMUM FUTURE RENTAL COMMITMENTS

The Hotel was subject to a land lease that extended through May 25, 2049, with an option to purchase the land. The annual payments on the lease were $100,000 plus additional payments equal to 1.8% of the Hotel's revenues. The 1.8% additional payments requirement expired on April 15, 1998. The $100,000 annual payment is due based upon the property achieving certain operating results and any amounts not paid currently are accrued. The balance of accrued rent was subject to interest charges at ten percent per annum, compounded annually. At December 31, 1999, the balance of accrued rent plus interest was $655,000. Accrued rent and accrued interest are included in other liabilities and accrued interest, respectively, in the accompanying financial statements.

Rental expense (including 1.8% of revenues through April 15, 1998) for this lease was $46,000 and $114,000 in 1999 and 1998, respectively.

6. SALE OF PROPERTIES

The Partnership sold the Residence Inns - Ontario, Columbus (East), Fort Wayne, Indianapolis, Lexington, Louisville, Winston-Salem and Altamonte Springs on December 30, 1997. The combined sales price, for the package of these eight Residence Inns, was $59,500,000. After payment of the outstanding balances on the loans totaling $33,819,000 and expenses of sale totaling $1,294,000, including $438,000 of prepayment penalties on certain of the loans, the net proceeds to the Partnership were $24,387,000. Pursuant to an agreement with the lender on six of the eight Residence Inns, the outstanding balances on the related six notes totaling $18,469,000, and the required prepayment penalties of $438,000, were not paid until January 2, 1998. To secure payment to the lender of the six notes mentioned, a portion of the net sales proceeds was retained in an escrow account on December 30, 1997, sufficient to pay off the outstanding principal balances, prepayment penalties due pursuant to the loan agreements and interest accrued to date of payoff, and was reflected in Cash in Escrow on the December 31, 1997 balance sheet.

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

This lawsuit related to disputes in connection with management of the Partnership's Residence Inn -Ontario by an entity controlled by Kenneth E. Nelson ("Nelson") from April 1988 to February 1991. In March 1993, the Partnership and Nelson verbally agreed to settle the SF Lawsuit at a settlement conference (the "SF Settlement"), whereby the Partnership would purchase, at a discount, the land (the "Land") underlying the Hotel then leased by the Partnership from Nashville Lodging Company ("NLC"), an entity controlled by Nelson. Various disagreements between the Partnership and Nelson regarding the SF Settlement arose after March 1993, and documents to effectuate the SF Settlement were never executed. While the Court maintains jurisdiction to supervise the SF Settlement, this action is no longer active.

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

Orlando Residence Inn Ltd. ("Orlando") filed this action against 2300 Elm Hill Pike, Inc. ("2300") and NLC in the Davidson County Chancery Court to attempt to execute a judgment against Nelson, NLC and 2300 in another action in Chancery Court by subjecting the Land to sale. In May 1995, 2300 and NLC ("TP Plaintiffs") filed a third-party complaint against the Partnership, alleging it had refused to purchase the Land as required by the SF Settlement. TP Plaintiffs demanded payment by the Partnership of 2300 and NLC's costs of defending the case in which the judgment that Orlando was attempting to enforce had been obtained and indemnification for any loss resulting from the claims of Orlando, among other claims of damage.

In February 1996, the Court granted a motion filed by TP Plaintiffs for partial summary judgment, ruling that the Partnership had breached the SF Settlement. The action continues to determine damages and other issues. The Partnership does not believe it breached the SF Settlement and will appeal this ruling at an appropriate time. However, no assurance can be given that its appeal will be successful.

In late October 1997, TP Plaintiffs filed a motion for an injunction to prohibit the Partnership from distributing proceeds from the sale of the Residence Inns owned by the Partnership, pending a final judgment in this case. A hearing on this motion was held in February 1998 and the Court enjoined the Partnership from conveying, transferring, distributing or otherwise disposing of its cash to any extent which would leave less than $5 million available for payment of any judgment obtained by TP Plaintiffs.

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

The Partnership filed a motion in February 2000 to disqualify the law firm representing the TP Plaintiffs based on a conflict of interest that arose when a partner of the Partnership's counsel with knowledge of this case left that firm and joined the law firm representing TP Plaintiffs. As a result of the motion, counsel for TP Plaintiffs filed a motion to withdraw as counsel in March 2000, which motion was subsequently granted by the Court. New counsel for TP Plaintiffs has been selected and the Partnership expects the trial to commence on December 17, 2001. On December 21, 2000, the TP Plaintiffs filed a motion requesting that the Court reconsider its order of December 1998, granting partial summary judgment to the Partnership. This motion was denied by the Court on January 26, 2001.

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

The Partnership filed this action on May 3, 1996 to obtain, among other things, a judicial determination of the rights and obligations of the Partnership and NLC under the senior mortgage on the Hotel ("Senior Mortgage"), a note held by NLC "wrapped around" the Senior Mortgage (the "Wrap Note") and the Lease as a consequence of the Partnership's cure of certain defaults by NLC under the Senior Mortgage. The Partnership believed that as a result of such a cure, it became the direct obligor to the lender under the Senior Mortgage and that the Wrap Note had been satisfied and the payments due under Lease reduced by $50,000 per year.

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

Nelson and NLC filed a summary judgment motion seeking to bar the affirmative defense of manager's privilege asserted by the Inducement Action Defendants. In response to the motion, all of the remaining Inducement Action Defendants filed a cross-motion for summary judgment, seeking dismissal of all claims on the grounds that actions of the Inducement Action Defendants taken in connection with the SF Settlement were privileged by virtue of the manager's privilege. On October 13, 2000, the Court held a hearing on the parties' motions for summary judgment. At the conclusion of the hearing, the Court orally denied the motion of Nelson and NLC, and granted the cross-motion of the remaining Inducement Action Defendants, dismissing all remaining claims. On November 28, 2000, Nelson and NLC filed an appeal of the Court's action to the Tennessee Court of Appeals.

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

8. RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:


                                                                 2000              1999               1998
                                                            ------------      ------------       ------------
Net income (loss) -- financial statements ............      $    584,000      $    134,000       $   (123,000)
Differences resulted from:
    Loss on foreclosure of property ..................                 -           129,000                  -
    Gain on sale of property .........................                 -                 -           (300,000)
    Impairment provision for asset to be disposed
    of ...............................................                 -                 -            195,000
    Depreciation .....................................                 -          (220,000)            34,000
    Prepayment penalties .............................                 -                 -                  -
    Amortization of notes payable discount ...........                 -                 -                  -
    Interest .........................................                 -                 -             10,000
    Other ............................................                 -          (294,000)           (61,000)
                                                            ------------      ------------       ------------
Net income (loss) -- income tax method ...............      $    584,000      $   (251,000)      $   (245,000)
                                                            ============      ============       ============
Taxable income (loss) per limited partnership
assignee unit after giving effect to the
allocation to the general partners ...................      $         10      $         (4)      $         (4)
                                                            ============      ============       ============
Net assets and liabilities - financial statements ....      $  7,220,000      $  6,636,000       $ 11,700,000

Cumulative differences resulted from:
    Gain on sale of property .........................                 -                 -                  -
    Impairment provision for asset to be disposed
    of ...............................................                 -                 -            195,000
    Depreciation .....................................                 -                 -            124,000
    Interest .........................................                 -                 -             86,000
    Other ............................................                 -                 -            (20,000)
                                                            ------------      ------------       ------------
Net assets and liabilities - income tax method .......      $  7,220,000      $  6,636,000       $ 12,085,000
                                                            ============      ============       ============

9. SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following represents selected financial data for the Partnership, for the years ended December 31, 2000 and 1999. The data should be read in conjunction with the financial statements included elsewhere herein.


                                                                                   FOR THE THREE MONTHS ENDED
                                                                ---------------------------------------------------------------
                                                                  MARCH              JUNE           SEPTEMBER        DECEMBER
                      2000                                          31                30               30               31
                                                                -----------       -----------      -----------      -----------
Total Revenues ...........................................      $   108,000       $   105,000      $   113,000      $   121,000
Total Expenses ...........................................          119,000            46,000           52,000           56,000
                                                                -----------       -----------      -----------      -----------
Net Income (Loss):
   Income (Loss) Before Gain on Foreclosure of
     Property ............................................          (11,000)           59,000           61,000           65,000
   Gain on Foreclosure of Property .......................          105,000                 -          305,000                -
                                                                -----------       -----------      -----------      -----------
Net Income (Loss) ........................................      $    94,000       $    59,000      $   366,000      $    65,000
                                                                ===========       ===========      ===========      ===========

Net Income (Loss) per Limited Partnership Assignee
  Unit (1):
   Income (Loss) Before Gain on Foreclosure of
     Property ............................................      $         -       $         1      $         1      $         1
   Gain on Foreclosure of Property .......................      $         2                 -                5                -
                                                                -----------       -----------      -----------      -----------
Net Income (Loss) per Limited Partnership Assignee
  Unit ...................................................      $         2       $         1      $         6      $         1
                                                                ===========       ===========      ===========      ===========

Total Assets .............................................      $ 6,837,000       $ 6,855,000      $ 7,208,000      $ 7,281,000
                                                                ===========       ===========      ===========      ===========

Long Term Obligations:
   Note Payable ..........................................      $         -       $         -      $         -      $         -
                                                                ===========       ===========      ===========      ===========

Cash Distributions per Limited Partnership Assignee Unit .      $         -       $         -      $         -      $         -
                                                                ===========       ===========      ===========      ===========


(1) $1,000 original contribution per limited partnership Assignee Unit, based on 59,932 limited partnership Assignee Units outstanding during the period, after allocation to the General Partners.

                                                                                  FOR THE THREE MONTHS ENDED
                                                              ------------------------------------------------------------------
                                                                  MARCH             JUNE            SEPTEMBER         DECEMBER
                        1999                                        31                30                 30               31
                                                              ------------      ------------       -----------      ------------
Total Revenues .........................................      $  1,143,000      $  1,166,000       $   138,000      $    119,000
Total Expenses .........................................           996,000           841,000           131,000           124,000
                                                              ------------      ------------       -----------      ------------
Net Income (Loss):
   Income (Loss) Before Gain (Loss) on
       Foreclosure of Property .........................           147,000           325,000             7,000            (5,000)
   Gain (Loss) on Foreclosure of Property ..............                 -        (1,460,000)                -         1,120,000
                                                              ------------      ------------       -----------      ------------
Net Income (Loss) ......................................      $    147,000      $ (1,135,000)      $     7,000      $  1,115,000
                                                              ============      ============       ===========      ============

Net Income (Loss) per Limited Partnership Assignee
  Unit (1):
   Income (Loss) Before Gain (Loss) on
       Foreclosure of Property .........................      $          2      $          6       $         -      $          -
   Gain (Loss) on Foreclosure of Property ..............                 -               (11)                -                 5
                                                              ------------      ------------       -----------      ------------
Net Income (Loss) per Limited Partnership Assignee
  Unit .................................................      $          2      $         (5)      $         -      $          5
                                                              ============      ============       ===========      ============

Total Assets ...........................................      $ 21,786,000      $ 13,193,000       $ 7,725,000      $  7,374,000
                                                              ============      ============       ===========      ============

Long Term Obligations:
   Note Payable ........................................      $  8,224,000      $          -       $         -     $           -
                                                              ============      ============       ===========      ============

Cash Distributions per Limited Partnership
  Assignee Unit ........................................      $          -      $          -       $        85      $          -
                                                              ============      ============       ===========      ============


(1) $1,000 original contribution per limited partnership Assignee Unit, based on 59,932 limited partnership Assignee Units outstanding during the period, after allocation to the General Partners.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.
                        A CALIFORNIA LIMITED PARTNERSHIP

                    REAL ESTATE AND ACCUMULATED DEPRECIATION


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

        (a) DIRECTORS

THOMAS P. LYDON, JR.
Director, President and Chief Executive Officer, SSR Realty

Mr. Lydon, age 52, has been President and Chief Executive Officer of SSR Realty, or one of its predecessor companies since February 1995. From March 1997, he was also Chairman of the Board and Chief Executive Officer of Metric Income Trust Series, Inc., a publicly-held real estate investment trust, of which SSR Realty was the Advisor and which has been dissolved. Prior to joining SSR Realty, Mr. Lydon was from April 1992, an Executive Vice President of MBL Life Assurance Corporation ("MBL") (formerly Mutual Benefit Life Insurance Company) chosen by the New Jersey Department of Insurance to oversee and reorganize the real estate investment division of MBL. Mr. Lydon's experience before joining MBL included serving as Executive Vice President and Principal of Manhattan Capital Realty Corporation, an investment banking firm, from 1990 to 1992; and as Senior Vice President of Unicorp American Corporation, a real estate and banking firm, from 1985 to 1990. Mr. Lydon graduated from Syracuse University with a Bachelor's Degree in Business Administration in 1970.

RICHARD S. DAVIS
Chairman of the Board, SSR Realty

Mr. Davis, age 55, was elected to his position with SSR Realty in November 2000. He joined State Street Research and Management Company ("State Street"), a subsidiary of Metropolitan Life Insurance Company ("MetLife"), in November 2000, as Chairman of the Board, Chief Executive Officer and President. He also serves as President and CEO of SSRM Holdings, Inc., a wholly owned subsidiary of MetLife, which in turn serves as a holding company for several of MetLife's investment management subsidiaries. Prior to joining State Street, Mr. Davis was Senior Vice President, Fixed Income Investments for MetLife, responsible for the firm's $110 billion fixed income portfolio. Prior to this, Mr. Davis spent 8 years at J.P. Morgan Securities and J.P. Morgan Investment Management, where his responsibilities spanned from global fixed income sales management to client business, risk management and product development for the firm's money management division. He previously held successive management positions for 19 years at First Boston Corporation, where he was ultimately responsible for leading sales, trading and research for all fixed income products. He holds a Bachelor's Degree from Georgetown University and a Master's Degree in Business Administration from Columbia University.

GERARD P. MAUS
Director, SSR Realty

Mr. Maus, age 49, was elected as a director of a predecessor company of SSR Realty in March 1993. He joined State Street as Executive Vice President, Chief Financial Officer and Chief Administrative Officer in February 1993. Prior to joining State Street, Mr. Maus served since 1983 as a financial officer of New England and its subsidiary, New England Investment Companies ("NEIC"), most recently as Executive Vice President and Chief Financial Officer of NEIC from 1990 to January 1993. Prior to holding these positions, Mr. Maus held financial positions with Bank of New England, Coopers & Lybrand, and Liberty Mutual Life Insurance Company. He received a Bachelor of Arts Degree in Business Administration from Rutgers University in 1973 and is a certified public accountant.

(b)  EXECUTIVE OFFICERS

WILLIAM A. FINELLI
Managing Director and Chief Financial Officer, SSR Realty

Mr. Finelli, age 43, has been Managing Director, and Vice President, Chief Financial Officer and Treasurer of SSR Realty or one of its predecessor companies since August 1995. He is responsible for overseeing the day-to-day activity of the accounting, finance, legal, technology and valuation areas of SSR Realty. Before he joined SSR Realty, Mr. Finelli served from November 1983 as a financial executive of MBL. His last position with MBL was Vice President - Real Estate Accounting. Prior to his years at MBL, Mr. Finelli was with Ernst & Young, a public accounting firm. Mr. Finelli graduated from Rutgers University with a Bachelor's Degree in Accounting in 1979 and is a certified public accountant.

HERMAN H. HOWERTON
Managing Director and General Counsel, SSR Realty

Mr. Howerton, age 57, has served as General Counsel of SSR Realty or its predecessor companies since 1988. From 1984 to 1988, he was employed by Fox Capital Management Corporation ("FCMC") in various legal positions. He was employed by Cushman & Wakefield in commercial leasing from 1983 to 1984. Prior to that, from 1972 to 1982, Mr. Howerton held various positions with Itel Corporation, including those of Vice President-Administration and Vice President, General Counsel and Secretary. He received a Bachelor of Arts Degree from California State University at Fresno in 1965 and a Juris Doctorate Degree from Harvard Law School in 1968. He is a member of the State Bar of California.

RONALD E. ZUZACK
Executive Managing Director, SSR Realty

Mr. Zuzack, age 57, has been in charge of the Multi-Housing Operating Company of SSR Realty since its organization in April 1997 and in charge of acquisitions firm-wide since January 1, 1999, and was in charge of Portfolio Services for certain predecessor companies since March 1988. From 1981 to 1988, he was employed by FCMC in various portfolio management positions. Prior to 1981 he was employed by Union Bank as Vice President/Manager Real Estate, Sacramento Region, and acted as Vice President, Development and Property Management while employed by Inter-Cal Real Estate Corporation. He received his Bachelor of Science Degree and Master's Degree in Business Administration from the University of Missouri. He is a licensed California real estate broker.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None; except that the Partnership in 2000 paid and in 2001 will pay expense reimbursements to Metric Realty for services provided to the Partnership. See the Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933, which is incorporated by reference herein, and Note 2 to the Financial Statements in Item 8. All of the individuals listed in Item 10 above are officers and employees of and receive compensation from SSR Realty or an affiliate.

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

                                   REGISTRANT

                                METRIC PARTNERS GROWTH SUITE INVESTORS, L.P., A CALIFORNIA LIMITED PARTNERSHIP

                                    By: Metric Realty,
                                        an Illinois general partnership,
                                        its Managing General Partner

                                    By: SSR Realty Advisors, Inc.,
                                        a Delaware corporation,
                                        its Managing General Partner


                                    By: /s/ Thomas P. Lydon, Jr.
                                       -------------------------------
                                       Thomas P. Lydon, Jr.
                                       President and Chief Executive Officer,
                                       SSR Realty Advisors, Inc.

                                    Date: March 30, 2001
                                         -----------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By: /s/ William A. Finelli               By: /s/ Richard S. Davis
    -------------------------------          -------------------------------
    William A. Finelli                       Richard S. Davis
    Managing Director and Chief Financial    Chairman of the Board, SSR Realty Advisors, Inc.
    Officer, SSR Realty Advisors, Inc.



By: /s/ Gerard P. Maus                   By: /s/ Thomas P. Lydon, Jr.
    -------------------------------          -------------------------------
    Gerard P. Maus                           Thomas P. Lydon
    Director, SSR Realty Advisors, Inc.      Director, SSR Realty Advisors, Inc.


Date: March 30, 2001
     ----------------