Form 10-Q
period 2001-03-31
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2001-05-15
CIK 800730

================================================================================
================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001


                                       OR


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[ ]   EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________


      Commission file number 0-17660

                                 METRIC PARTNERS
                          GROWTH SUITE INVESTORS, L.P.,


                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)

               CALIFORNIA                              94-3050708
     -------------------------------        ------------------------------------
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

          One California Street
        San Francisco, California                      94111-5415
     -------------------------------        ------------------------------------
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

================================================================================
================================================================================

                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP
                           BALANCE SHEETS (UNAUDITED)




                                                      MARCH 31,        DECEMBER 31,
                                                         2001             2000
                                                     -----------       -----------
ASSETS
Cash and Cash Equivalents                            $ 2,118,000       $ 2,067,000
Restricted Cash                                        5,000,000         5,000,000
Accounts Receivable                                      214,000           214,000
                                                     -----------       -----------
TOTAL ASSETS                                         $ 7,332,000       $ 7,281,000
                                                     ===========       ===========
LIABILITIES AND PARTNERS' EQUITY
Other Liabilities                                         42,000            61,000
                                                     -----------       -----------
TOTAL LIABILITIES                                         42,000            61,000
                                                     -----------       -----------
PARTNERS' EQUITY
    General Partners                                    (914,000)         (914,000)
    Limited Partners (59,932 Units Outstanding)        8,204,000         8,134,000
                                                     -----------       -----------
TOTAL PARTNERS' EQUITY                                 7,290,000         7,220,000
                                                     -----------       -----------
TOTAL LIABILITIES AND PARTNERS' EQUITY               $ 7,332,000       $ 7,281,000
                                                     ===========       ===========

















                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                          FOR THE THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            ----------------------
                                                               2001         2000
                                                            ---------    ---------
REVENUES:
Interest and Other                                          $ 102,000    $ 108,000
                                                            ---------    ---------
Total Revenues                                                102,000      108,000
                                                            ---------    ---------
EXPENSES:
Interest                                                            -       26,000
General and Administrative                                     32,000       93,000
                                                            ---------    ---------
Total Expenses                                                 32,000      119,000
                                                            ---------    ---------
INCOME (LOSS) BEFORE LOSS ON FORECLOSURE OF PROPERTY           70,000      (11,000)
Loss on Foreclosure of Property - Adjustment                        -      105,000
                                                            ---------    ---------
NET INCOME                                                  $  70,000    $  94,000
                                                            =========    =========
NET INCOME (LOSS) PER LIMITED PARTNERSHIP ASSIGNEE UNIT:
Income before Loss on Foreclosure of Property               $       1    $       -
Loss on Foreclosure of property-Adjustment                          -            2
                                                            ---------    ---------
NET INCOME (LOSS)                                           $       1    $       2
                                                            =========    =========








                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



                                                     GENERAL         LIMITED
                                                     PARTNERS        PARTNERS         TOTAL
                                                   ------------    -------------   ------------
Balance, January 1, 2001                           $  (914,000)    $  8,134,000    $  7,220,000
Net Income (Loss)                                           --           70,000          70,000
                                                   -----------     ------------    ------------
Balance, March 31, 2001                            $  (914,000)    $  8,204,000    $  7,290,000
                                                   ===========     ============    ============
Balance, January 1, 2000                           $  (914,000)    $  7,550,000    $  6,636,000
Loss Before Foreclosure of Property                                     (11,000)        (11,000)
Foreclosure of Property                                     --          105,000         105,000
                                                   -----------     ------------    ------------
Balance, March 31, 2000                            $  (914,000)    $  7,644,000    $  6,730,000
                                                   ===========     ============    ============
























                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                     FOR THE THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     ---------------------------
                                                                         2001            2000
                                                                     -----------     -----------
OPERATING ACTIVITIES
Net Income (Loss)                                                    $    70,000     $    94,000
Foreclosure of Property
                                                                                        (105,000)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided
  (Used) by Operating Activities:
    Changes in Operating Assets and Liabilities:
        Accounts Receivable                                                    -          (9,000)
        Accounts Payable, Accrued Expenses, and Other Liabilities        (19,000)       (622,000)
                                                                     -----------     -----------
Net Cash Provided (Used) by Operating Activities                          51,000        (642,000)
                                                                     -----------     -----------
INVESTING ACTIVITIES
Cash Received from Sale of personal Property                                   -         125,000
Costs Paid on Foreclosure of Property                                          -         (19,000)
                                                                     -----------     -----------
Net Cash Provided by Investing Activities                                      -         106,000
                                                                     -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          51,000        (536,000)
Cash and Cash Equivalents at Beginning of Period                       7,067,000       1,875,000
                                                                     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 7,118,000     $ 1,339,000
                                                                     ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid in Cash During the Period                              $               $   255,000
                                                                     ===========     ===========








                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   REFERENCE TO THE 2000 AUDITED FINANCIAL STATEMENTS

     These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 2000 audited financial statements.

     The financial information contained herein reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation.

2.   TRANSACTIONS WITH THE MANAGING GENERAL PARTNER AND AFFILIATES

     In accordance with the Partnership Agreement, the Partnership is charged by the Managing General Partner and Affiliates for services provided to the Partnership. In the three months ended March 31, 2001 and 2000, the Partnership was charged for reimbursement of administrative expenses of $5,500 and $6,000, respectively.

     As discussed in Note 2 to the 2000 audited financial statements, pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At March 31, 2001 such amount is approximately $914,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2001 and 2000, the Partnership had net income of $70,000 and $94,000 respectively. Income for both periods consisted primarily of interest income. As the partnership ceased hotel operations in 1999, expenses for both periods reflect legal fees and administrative expenses. The net income for March 31, 2000 reflects an adjustment to the prior period loss on foreclosure that increased net income by $105,000. The adjustment records the realization of accounts receivable in excess of estimated collectible amounts as of December 31, 1999.

PARTNERSHIP LIQUIDITY AND CAPITAL RESOURCES

First Quarter of 2001

As stated in the Statement of Cash Flows for the three months ended March 31, 2001, cash was generated from interest income on Cash and Cash Equivalents as well as Restricted Cash balances. Cash was used to pay for legal and administrative expenses of the Partnership.

First Quarter of 2000

As presented in the Statement of Cash Flows for the three months ended March 31, 2000, cash was used by operating activities, primarily for payment of the deferred ground lease liability. Cash was provided by investing activities, primarily from the receipt by the Partnership of the $125,000 proceeds from sale of the personal property at the Residence Inn - Nashville.

Conclusion

As discussed in Note 8 of the 2000 audited financial statements, there is substantial doubt regarding the Partnership's ability to continue as a going concern.



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

This lawsuit related to disputes in connection with management of the Partnership's Residence Inn - Ontario by an entity controlled by Kenneth E. Nelson ("Nelson") from April 1988 to February 1991. In March 1993, the Partnership and Nelson verbally agreed to settle the SF Lawsuit at a settlement conference (the "SF Settlement"), whereby the Partnership would purchase, at a discount, the land (the "Land") underlying the Hotel then leased by the Partnership from Nashville Lodging Company ("NLC"), an entity controlled by Nelson. Various disagreements between the Partnership and Nelson regarding the SF Settlement arose after March 1993, and documents to effectuate the SF Settlement were never executed. While the Court maintains jurisdiction to supervise the SF Settlement, this action is no longer active.

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

The Partnership filed a motion in February 2000 to disqualify the law firm representing the TP Plaintiffs based on a conflict of interest that arose when a partner of the Partnership's counsel with knowledge of this case left that firm and joined the law firm representing TP Plaintiffs. As a result of the motion, counsel for TP Plaintiffs filed a motion to withdraw as counsel in March 2000, which motion was subsequently granted by the Court. New counsel for TP Plaintiffs has been selected and the Partnership expects the trial to commence on December 17, 2001. On December 21, 2000, the TP Plaintiffs filed a motion requesting that the Court reconsider its order of December 1998, granting partial summary judgment to the Partnership. This motion was denied by the Court on January 26, 2001. Trial has been scheduled for December 17-19, 2001.

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


                             Date:    May 14, 2001
                                     -----------------------------