Form 10-Q
period 2001-06-30
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2001-08-14
CIK 800730

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)


 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

       EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001


                                       OR


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                    to
                                        ----------------     ----------------

       Commission file number 0-17660

                                 METRIC PARTNERS
                          GROWTH SUITE INVESTORS, L.P.,


                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of Registrant as specified in its charter)


                         CALIFORNIA                                                 94-3050708
     ----------------------------------------------------      -----------------------------------------------------
      (State or other jurisdiction of incorporation or                 (I.R.S. Employer Identification No.)
                        organization)

                    One California Street
                  San Francisco, California                                         94111-5415
     ----------------------------------------------------      -----------------------------------------------------
          (Address of principal executive offices)                                  (Zip Code)

Registrant's telephone number, including area code:            (415) 678-2000
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
Yes   X   No
    ----      ---

================================================================================

                                     PART 1

                              FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                           BALANCE SHEETS (UNAUDITED)

                                                                                    JUNE 30,          DECEMBER 31,
                                                                                      2001                2000
                                                                                -----------------    ----------------

ASSETS
Cash and Cash Equivalents                                                       $    2,271,000       $    2,067,000
Restricted Cash                                                                      5,000,000            5,000,000
Accounts Receivable                                                                     80,000              214,000
                                                                                -----------------    ----------------

TOTAL ASSETS                                                                    $    7,351,000       $    7,281,000
                                                                                =================    ================

LIABILITIES AND PARTNERS' EQUITY
Other Liabilities                                                                       21,000               61,000
                                                                                -----------------    ----------------

TOTAL LIABILITIES                                                                       21,000               61,000
                                                                                -----------------    ----------------

PARTNERS' EQUITY
     General Partners                                                                 (914,000)            (914,000)
     Limited Partners (59,929 Units Outstanding)                                     8,244,000            8,134,000
                                                                                -----------------    ----------------

TOTAL PARTNERS' EQUITY                                                               7,330,000            7,220,000
                                                                                -----------------    ----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                          $    7,351,000       $    7,281,000
                                                                                =================    ================





                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                      FOR THE SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                 -----------------------------------

                                                                                      2001               2000
                                                                                 ---------------   -----------------

REVENUES:
Interest and Other                                                                      183,000           213,000
                                                                                 ---------------   -----------------

Total Revenues                                                                          183,000           213,000
                                                                                 ---------------   -----------------


EXPENSES:
General and Administrative                                                               73,000           139,000
                                                                                 ---------------   -----------------

Total Expenses                                                                           73,000           165,000
                                                                                 ---------------   -----------------
INCOME (LOSS) BEFORE LOSS ON FORECLOSURE OF PROPERTY                                    110,000            48,000
Loss on Foreclosure of Property - Adjustment                                                  -           105,000
                                                                                 ---------------   -----------------

NET INCOME                                                                       $      110,000    $      153,000
                                                                                 ===============   =================

NET INCOME (LOSS) PER LIMITED PARTNERSHIP ASSIGNEE UNIT:
Income before Loss on Foreclosure of Property                                    $            2    $
                                                                                                                 1
Loss on Foreclosure of property -Adjustment                                                   -                  2
                                                                                 ---------------   -----------------
NET INCOME (LOSS)                                                                $            2    $             3
                                                                                 ===============   =================



                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                     FOR THE THREE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                 -----------------------------------
                                                                                      2001               2000
                                                                                 ---------------   -----------------
REVENUES:
Interest and Other                                                                       81,000           105,000
                                                                                 ---------------   -----------------

Total Revenues                                                                           81,000           105,000
                                                                                 ---------------   -----------------


EXPENSES:
General and Administrative                                                               41,000            46,000
                                                                                 ---------------   -----------------

Total Expenses                                                                           41,000            46,000
                                                                                 ---------------   -----------------
INCOME (LOSS) BEFORE LOSS ON FORECLOSURE OF PROPERTY                                     40,000            59,000
Loss on Foreclosure of Property - Adjustment
                                                                                              -                 -
                                                                                 ---------------   -----------------


NET INCOME                                                                       $       40,000    $       59,000
                                                                                 ===============   =================


NET INCOME (LOSS) PER LIMITED PARTNERSHIP ASSIGNEE UNIT:
Income before Loss on Foreclosure of Property                                    $            1    $            1
Loss on Foreclosure of property -Adjustment                                                   -                 -
                                                                                 ---------------   -----------------
NET INCOME (LOSS)                                                                $            1    $            1
                                                                                 ===============   =================









                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000




                                                                 GENERAL            LIMITED
                                                                 PARTNERS           PARTNERS              TOTAL
                                                              ----------------   ----------------    ----------------

Balance, January 1, 2001                                      $    (914,000)     $    8,134,000      $    7,220,000
Net Income (Loss)                                                        --             110,000             110,000
                                                              ----------------   ----------------    ----------------

Balance, June 30, 2001                                        $    (914,000)     $    8,244,000      $    7,330,000
                                                              ================   ================    ================


Balance, January 1, 2000                                      $    (914,000)     $    7,550,000      $    6,636,000
Loss Before Foreclosure of Property
                                                                                         48,000              48,000
Foreclosure of Property                                                   --            105,000             105,000
                                                              ----------------   ----------------    ----------------

Balance, June 30, 2000                                        $    (914,000)     $    7,703,000      $    6,789,000
                                                              ================   ================    ================







                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                                      FOR THE SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                 ------------------------------------
                                                                                       2001                2000
                                                                                 ----------------    ----------------
OPERATING ACTIVITIES
Net Income (Loss)                                                                $     110,000       $     153,000
Foreclosure of Property                                                                                   (105,000)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used)
  by Operating Activities:
     Changes in Operating Assets and Liabilities:
         Accounts Receivable                                                           134,000             (16,000)
         Accounts Payable, Accrued Expenses, and Other Liabilities                     (40,000)           (664,000)
                                                                                 ----------------    ----------------
Net Cash Provided (Used) by Operating Activities                                       204,000            (632,000)
                                                                                 ----------------    ----------------

INVESTING ACTIVITIES
Cash Received from Sale of personal Property                                                 -             125,000

Costs Paid on Foreclosure of Property
                                                                                             -             (19,000)
                                                                                                     ----------------
Net Cash Provided by Investing Activities                                                    -             106,000
                                                                                  ---------------    ----------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       204,000            (526,000)
Cash and Cash Equivalents at Beginning of Period                                     2,067,000           1,875,000
                                                                                 ----------------    ----------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   2,271,000       $   1,349,000
                                                                                 ================    ================


                                   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest Paid in Cash During the Period                                          $             -     $     255,000
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

2.   TRANSACTIONS WITH THE MANAGING GENERAL PARTNER AND AFFILIATES

     In accordance with the Partnership Agreement, the Partnership is charged by the Managing General Partner and Affiliates for services provided to the Partnership. The Partnership was charged $11,000 in each of the six month periods ended June 30, 2001 and 2000, for reimbursement of administrative expenses.

     As discussed in Note 2 to the 2000 audited financial statements, pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At June 30, 2001 such amount is approximately $914,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

3.   NET INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT

     The net income per limited partnership assignee Unit is computed by dividing the net income allocated to the limited partners by the number of assignee Units outstanding. As of June 30, 2000, there were 59,932 limited partnership assignee Units outstanding. On May 14, 2001, the Managing General Partner accepted the abandonment by a limited partner of three limited partnership assignee Units; therefore, as of June 30, 2001, there were 59,929 Units outstanding.

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

RESULTS OF OPERATIONS

During the six months ended June 30, 2001 and 2000, the Partnership had net income of $110,000 and $153,000 respectively. Income for both periods consisted primarily of interest income. As the partnership ceased hotel operations in 1999, expenses for both periods reflect legal fees and administrative expenses. The net income for June 30, 2000 reflects an adjustment to the prior period loss on foreclosure that increased net income by $105,000. The adjustment records the realization of accounts receivable in excess of estimated collectible amounts as of December 31, 1999.

PARTNERSHIP LIQUIDITY AND CAPITAL RESOURCES

Second Quarter of 2001

As stated in the Statement of Cash Flows for the six months ended June 30, 2001, cash was generated from interest income on Cash and Cash Equivalents, including Restricted Cash balances, and the collection of outstanding receivables. Cash was used to pay for legal and administrative expenses of the Partnership.

Second Quarter of 2000

As presented in the Statement of Cash Flows for the six months ended June 30, 2000, cash was used by operating activities, primarily for payment of the deferred ground lease liability. Cash was provided by investing activities, primarily from the receipt by the Partnership of the $125,000 proceeds from sale of the personal property at the Residence Inn - Nashville.

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

The Partnership filed a motion in February 2000 to disqualify the law firm representing the TP Plaintiffs based on a conflict of interest that arose when a partner of the Partnership's counsel with knowledge of this case left that firm and joined the law firm representing TP Plaintiffs. As a result of the motion, counsel for TP Plaintiffs filed a motion to withdraw as counsel in March 2000, which motion was subsequently granted by the Court. New counsel for TP Plaintiffs has been selected. On December 21, 2000, the TP Plaintiffs filed a motion requesting that the Court reconsider its order of December 1998, granting partial summary judgment to the Partnership. This motion was denied by the Court on January 26, 2001. Trial has been scheduled for December 17-19, 2001.

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

Nelson and NLC filed a summary judgment motion seeking to bar the affirmative defense of manager's privilege asserted by the Inducement Action Defendants. In response to the motion, all of the remaining Inducement Action Defendants filed a cross-motion for summary judgment, seeking dismissal of all claims on the grounds that actions of the Inducement Action Defendants taken in connection with the SF Settlement were privileged by virtue of the manager's privilege. On October 13, 2000, the Court held a hearing on the parties' motions for summary judgment. At the conclusion of the hearing, the Court orally denied the motion of Nelson and NLC, and granted the cross-motion of the remaining Inducement Action Defendants, dismissing all remaining claims. On November 28, 2000, Nelson and NLC filed an appeal of the Court's action to the Tennessee Court of Appeals. All appellate briefs have been filed and oral argument on the appeal will be held on September 7, 2001.

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


                          Date:    August 14, 2001
                                   -----------------------------