Form 10-Q
period 2001-09-30
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2001-11-14
CIK 800730

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

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
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)
                                                        94111-5415
         One California Street
       San Francisco, California

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
                        A CALIFORNIA LIMITED PARTNERSHIP

                           BALANCE SHEETS (UNAUDITED)

                                                       SEPTEMBER 30,         DECEMBER 31,
                                                           2001                  2000
                                                       -------------         -----------
ASSETS
Cash and Cash Equivalents                               $ 2,307,000          $ 2,067,000
Restricted Cash                                           5,000,000            5,000,000
Accounts Receivable                                          80,000              214,000
                                                        -----------          -----------
TOTAL ASSETS                                            $ 7,387,000          $ 7,281,000
                                                        ===========          ===========

LIABILITIES AND PARTNERS' EQUITY
Accrued Interest
Other Liabilities                                            26,000               61,000
                                                        -----------          -----------
TOTAL LIABILITIES                                            26,000               61,000
                                                        -----------          -----------
PARTNERS' EQUITY
    General Partners                                       (914,000)            (914,000)
    Limited Partners (59,932 Units Outstanding)           8,275,000            8,134,000
                                                        -----------          -----------
TOTAL PARTNERS' EQUITY                                    7,361,000            7,220,000
                                                        -----------          -----------
TOTAL LIABILITIES AND PARTNERS' EQUITY                  $ 7,387,000          $ 7,281,000
                                                        ===========          ===========


                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 FOR THE NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                 -------------------------
                                                                   2001             2000
                                                                 --------         --------
REVENUES:
Hotel Operations                                                 $     --         $     --
Interest and Other                                                249,000          326,000
                                                                 --------         --------
Total Revenues                                                    249,000          326,000
                                                                 --------         --------
EXPENSES:
Interest                                                               --           26,000
General and Administrative                                        108,000          191,000
                                                                 --------         --------
Total Expenses                                                    108,000          217,000
                                                                 --------         --------
INCOME (LOSS) BEFORE LOSS ON FORECLOSURE OF PROPERTY              141,000          109,000
Loss on Foreclosure of Property -- Adjustment                          --          410,000
                                                                 --------         --------
NET INCOME                                                       $141,000         $519,000
                                                                 ========         ========
NET INCOME (LOSS) PER LIMITED PARTNERSHIP ASSIGNEE UNIT:
Income before Loss on Foreclosure of Property                    $      2         $      2
Loss on Foreclosure of property --Adjustment                           --                7
                                                                 --------         --------
NET INCOME (LOSS)                                                $      2         $      9
                                                                 ========         ========


                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                 -------------------------
                                                                   2001             2000
                                                                 --------         --------
REVENUES:
Hotel Operations                                                 $     --         $     --
Interest and Other                                                 66,000          113,000
                                                                 --------         --------
Total Revenues                                                     66,000          113,000
                                                                 --------         --------
EXPENSES:
General and Administrative                                         35,000           52,000
                                                                 --------         --------
Total Expenses                                                     35,000           52,000
                                                                 --------         --------
INCOME (LOSS) BEFORE LOSS ON FORECLOSURE OF PROPERTY               31,000           61,000
Loss on Foreclosure of Property -- Adjustment                          --          305,000
                                                                 --------         --------
NET INCOME                                                       $ 31,000         $366,000
                                                                 ========         ========
NET INCOME (LOSS) PER LIMITED PARTNERSHIP ASSIGNEE UNIT:
Income before Loss on Foreclosure of Property                    $     --         $      1
Loss on Foreclosure of property --Adjustment                           --               --
                                                                 --------         --------
NET INCOME (LOSS)                                                $     --         $      1
                                                                 ========         ========


                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   STATEMENTS OF PARTNERS' EQUITY (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                               GENERAL             LIMITED
                                               PARTNERS            PARTNERS             TOTAL
                                              ----------          ----------         ----------
Balance, January 1, 2001                      $ (914,000)         $8,134,000         $7,220,000
Net Income (Loss)                                     --             141,000            141,000
                                              ----------          ----------         ----------
Balance, September 30, 2001                   $ (914,000)         $8,275,000         $7,361,000
                                              ==========          ==========         ==========
Balance, January 1, 2000                      $ (914,000)         $7,550,000         $6,636,000
Loss Before Foreclosure of Property                                  109,000            109,000
Foreclosure of Property                               --             410,000            410,000
                                              ----------          ----------         ----------
Balance, September 30, 2000                   $ (914,000)         $8,069,000         $7,155,000
                                              ==========          ==========         ==========

                 See notes to financial statements (unaudited).

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                          --------------------------------
                                                                              2001                 2000
                                                                          -----------          -----------
OPERATING ACTIVITIES
Net Income (Loss)                                                         $   141,000          $   519,000
Foreclosure of Property                                                            --             (410,000)
Adjustments to Reconcile Net Income (Loss) to Net
 Cash Provided (Used) by Operating Activities:
    Changes in Operating Assets and Liabilities:
        Accounts Receivable                                                   134,000              281,000
        Accounts Payable, Accrued Expenses, and Other Liabilities             (35,000)            (677,000)
                                                                          -----------          -----------
Net Cash Provided (Used) by Operating Activities                               99,000             (287,000)
                                                                          -----------          -----------
INVESTING ACTIVITIES
Cash Received from Sale of Personal Property                                       --              125,000
Proceeds From Foreclosure of Property                                                              306,000
Costs paid on Foreclosure of Property                                              --              (20,000)
                                                                                               -----------
Net Cash Provided by Investing Activities                                          --              411,000
                                                                          -----------          -----------
FINANCING ACTIVITIES
                                                                          -----------          -----------
Cash Used by Financing Activities                                                  --                   --
                                                                          -----------          -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              240,000              124,000
Cash and Cash Equivalents at Beginning of Period                            2,067,000            1,875,000
                                                                          -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 2,307,000          $ 1,999,000
                                                                          ===========          ===========
                             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid in Cash During the Period                                   $        --          $   255,000
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

2.  TRANSACTIONS WITH THE MANAGING GENERAL PARTNER AND AFFILIATES

    In accordance with the Partnership Agreement, the Partnership is charged by the Managing General Partner and Affiliates for services provided to the Partnership. The Partnership was charged $16,000 for reimbursement of administrative expenses in each of the nine month periods ended September 30, 2001 and 2000.

    As discussed in Note 2 to the 2000 audited financial statements, pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At September 30, 2001 such amount is approximately $914,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

3.  NET INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT

    The net income per limited partnership assignee Unit is computed by dividing the net income allocated to the limited partners by the number of assignee Units outstanding. As of September 30, 2000, there were 59,932 limited partnership assignee Units outstanding. On May 14, 2001, the Managing General Partner accepted the abandonment by a limited partner of three limited partnership assignee Units; therefore, as of September 30, 2001, there were 59,929 Units outstanding.

4.  RESTRICTED CASH

    The $5,000,000 restricted cash balance represents the amount, which (as discussed in Part II, Item 1) the Court enjoined the Partnership from conveying, transferring, or otherwise disposing of.

5.  LEGAL PROCEEDINGS

    The Partnership is a plaintiff and counterclaim defendant in legal proceedings relating to the management agreement at the Residence Inn -- Ontario, a defendant in legal proceedings seeking damages for alleged failure to consummate a settlement of the Residence Inn -- Ontario case, and a plaintiff and defendant in other legal proceedings; see Part II, Item 1, Legal Proceedings, for a detailed description of these matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Item should be read in conjunction with Financial Statements and other Items contained elsewhere in this Report.

RESULTS OF OPERATIONS

During the nine months ended September 30, 2001 and 2000, the Partnership had net income of $141,000 and $519,000 respectively. Income for both periods consisted primarily of interest income. As the partnership ceased hotel operations in 1999, expenses for both periods reflect legal fees and administrative expenses. The net income for September 30, 2000 reflects an adjustment to the prior period loss on foreclosure that increased net income by $410,000. The adjustment records the realization of accounts receivable in excess of estimated collectible amounts as of December 31, 1999.

PARTNERSHIP LIQUIDITY AND CAPITAL RESOURCES

Third Quarter of 2001

As stated in the Statement of Cash Flows for the nine months ended September 30, 2001, cash was generated from interest income on Cash and Cash Equivalents, including Restricted Cash balances, and the collection of outstanding receivables. Cash was used to pay for legal and administrative expenses of the Partnership.

Third Quarter of 2000

As presented in the Statement of Cash Flows for the nine months ended September 30, 2000, cash was used by operating activities, primarily for payment of the deferred ground lease liability. Cash was provided by investing activities, primarily from the receipt by the Partnership of the $125,000 proceeds from sale of the personal property at the Residence Inn -- Nashville and $306,000 resulting from the realization of receivables related to a foreclosure in excess of their estimated net realizable value.

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

Nelson and NLC filed a summary judgment motion seeking to bar the affirmative defense of manager's privilege asserted by the Inducement Action Defendants. In response to the motion, all of the remaining Inducement Action Defendants filed a cross-motion for summary judgment, seeking dismissal of all claims on the grounds that actions of the Inducement Action Defendants taken in connection with the SF Settlement were privileged by virtue of the manager's privilege. On October 13, 2000, the Court held a hearing on the parties' motions for summary judgment. At the conclusion of the hearing, the Court orally denied the motion of Nelson and NLC, and granted the cross-motion of the remaining Inducement Action Defendants, dismissing all remaining claims. On November 28, 2000, Nelson and NLC filed an appeal of the Court's action to the Tennessee Court of Appeals. Oral argument in this appeal was held on September 7, 2001, but no ruling has yet been made.

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

                             Date:   November 14, 2001