Form 10-K
period 2001-12-31
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2002-03-29
CIK 800730

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2001

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ____________

        Commission file number 0-17660

                                 METRIC PARTNERS
                          GROWTH SUITE INVESTORS, L.P.,

                        A CALIFORNIA LIMITED PARTNERSHIP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     CALIFORNIA                                              94-3050708
          --------------------------------                              -------------------
          (STATE OR OTHER JURISDICTION OF                                IDENTIFICATION NO.)
           INCORPORATION OR ORGANIZATION)                                (I.R.S. EMPLOYER


                1 CALIFORNIA STREET
             SAN FRANCISCO, CALIFORNIA                                        94111-5415
      ---------------------------------------                            -------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                (Zip Code)

 Registrant's telephone number, including area code:                     (415) 678-2000
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

Beginning in April 1988, the Partnership offered $60,000,000 in Limited Partnership Assignee Units. The offering was closed on June 30, 1989, with total funding of $59,932,000. The net proceeds of the offering were used to purchase ten hotel properties, which are described in Item 2. The acquisition activities of the Partnership were completed on March 16, 1990, with the purchase of the Residence Inn - Altamonte Springs. Since that time, the principal activity of the Partnership has been managing its portfolio. As the Partnership's long-term goal was to ultimately liquidate the portfolio, the markets where the hotels are located were monitored on an ongoing basis for potential sales opportunities. The Partnership entered into a purchase and sale agreement for the Residence Inn-Atlanta (Perimeter West) with an unaffiliated buyer and sold the property on October 3, 1995. In 1997, the Partnership marketed eight of the nine remaining hotels for sale, and on December 30, 1997, the hotels were sold to an unaffiliated buyer. The Partnership's last property, the Residence Inn -- Nashville, was sold through foreclosure on June 18, 1999, as further described in Part II, Item 7.

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

ITEM 2.  PROPERTIES.

The following is a description of the hotel properties that the Partnership owned:

NAME AND LOCATION                                       ROOMS   DATE OF PURCHASE   DATE OF SALE
-----------------                                       -----   ----------------  -------------
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

Metric Partners Growth Suite Investors, L.P. vs. James Reuben et al, San Francisco County Superior Court, Case No. 998214.

GP Credit Co., LLC vs. Metric Partners Growth Suite Investors, L.P., Metric Realty, SSR Realty Advisors, Inc. et al, San Francisco County Superior Court, Case No. CGC-02-403301.

For information regarding these lawsuits, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8,
Note 6 to the Financial Statements.

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

As of December 31, 2001, the number of holders of Limited Partnership Assignee Units was as follows:


     TITLE OF CLASS                                   NUMBER OF RECORD HOLDERS
     --------------                                   ------------------------
     Limited Partnership Assignee Units...........             4,260

ITEM 6. SELECTED FINANCIAL DATA.

The following represents selected financial data for Metric Partners Growth Suite Investors, L.P., a California Limited Partnership, for each of the five years in the period ended December 31, 2001. The data should be read in conjunction with the Financial Statements included elsewhere herein.

                                                                      FOR THE YEAR ENDED
                                                                          DECEMBER 31
                                                         --------------------------------------------
                                                         2001(2)   2000     1999     1998    1997
                                                         -------  ------   ------   ------  -------
                                                         (amounts in thousands except per unit data)
 Total Revenues                                          $  294   $  447   $2,566   $5,171  $26,193
                                                         ======   ======   ======   ======  =======
 Net Income (Loss):
    Income (Loss) Before Gain on Sale or Loss on

        Foreclosure of Properties                            51      174     $474   $(423)   $2,814
    Loss on Foreclosure of Property                           -      410    (340)        -        -
    Gain on Sale of Properties                                -        -        -     300     7,505
                                                         ------   ------   ------  ------   -------
 Net Income (Loss)                                       $   51   $  584   $  134  $ (123)  $10,319
                                                         ======   ======   ======  ======   =======

 Net Income (Loss) per Limited Partnership Assignee

 Unit(1):

    Income (Loss) Before Gain on Sale or Loss on

        Foreclosure of Properties                        $    1   $    3   $   15  $   (7)  $    47
    Gain (Loss) of Foreclosure of Property                    -        7        -       -         -
    Gain on Sale of Properties                                -        -        -       5       120
                                                         ------   ------   ------  ------   -------
 Net Income (Loss) per Limited Partnership Assignee
    Unit                                                 $    1   $   10   $   15  $   (2)  $   167
                                                         ======   ======   ======  ======   =======
 Total Assets                                            $7,302   $7,281   $7,374  $21,845  $60,636
                                                         ======   ======   ======  =======  =======
 Long Term Obligations:
    Notes Payable                                        $    -   $    -    $   -  $8,292   $26,983
                                                         ======   ======   ======  ======   =======
 Cash Distributions per Limited Partnership Assignee
   Unit                                                  $    -   $    -   $   85  $  288   $    40
                                                         ======   ======   ======  ======   =======




(1) $1,000 original contribution per limited partnership assignee Unit based on 59,932 limited partnership Assignee Units outstanding during the period.

(2)     See discussion in Item 7 regarding future results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

This Item should be read in conjunction with Financial Statements contained elsewhere in this Report.

The Partnership sold eight of its nine remaining hotels in December 1997. The remaining property, the Residence Inn -- Nashville (the "Hotel"), was sold through foreclosure in June 1999. Accordingly, historical financial information will not be representative of future results. Future results of operations will be dependent on the consummation of the settlement agreement discussed in Note 9 to the Financial Statements, general and administrative expenses and interest income, as well as the outcome of the legal proceedings discussed in Note 6 to the Financial Statements.

RESULTS OF OPERATIONS

2001 Compared to 2000

Net income in 2001 was $51,000 compared to net income of $584,000 in the prior year. Results for 2000 reflect a gain on foreclosure due to the collection of accounts receivable in excess of amounts carried on the Partnership's financial statements in 1999.

Interest income decreased in 2001 compared to 2000 due to lower interest rates. General and administrative expenses, which include partnership management fees and administrative costs, approximated the prior year levels in the aggregate. A decline in legal expenses during 2001 was offset by payments for prior period insurance premiums and sales tax assessments from escrow accounts established with the foreclosure agreement.

2000 Compared to 1999

Net income in 2000 was $584,000 as compared to $134,000 in 1999 and reflects a gain of $410,000 for an adjustment to the loss on foreclosure recorded in 1999. The change reflects the absence of net income from hotel operations due to the sale and transfer of hotel properties by the end of 1999. Hotel operations and related interest income in 1999 contributed $474,000 to net income before recognition of a $340,000 loss on a foreclosure.

Interest income decreased in 2000 on lower cash balances due to the distribution made to partners in 1999. General and administrative expenses decreased in 2000 compared to 1999 primarily due to substantially lower legal expenses, partnership management fees and administrative costs associated with the lack of hotel operations and resolution of certain legal matters.

PARTNERSHIP LIQUIDITY AND CAPITAL RESOURCES

Introduction

As presented in the 2001 Statement of Cash Flows, cash was generated by operating activities primarily from interest income earned on cash reserves and the collection of outstanding receivables. The cash balances relate to court-ordered reserves held until the resolution of litigation with third parties. The receivable balances collected were in connection with certain reserves held by Marriott pursuant to the sale of the remaining hotel investments. The Partnership considers investments (primarily commercial paper) with an original maturity date of less than three months at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2001.

As presented in the 2000 Statement of Cash Flows, cash was used by operating activities primarily from interest income earned on cash reserves, the collection of outstanding receivable balances, the payment of outstanding liabilities and an adjustment to the loss on foreclosure recorded in 1999. The cash balances relate to court-ordered reserves held until the resolution of litigation with third parties. The receivable balances collected were in connection with certain reserves held by Marriott pursuant to the sale of the remaining hotel investments. The adjustment to the gain on foreclosure results from the realization of $410,000 more than anticipated upon conclusion of foreclosure proceedings commenced in 1999. There were no cash equivalents at December 31, 2000.

At December 31, 2001, the Partnership's assets consisted of cash and restricted cash of $2,302,000 and $5,000,000 respectively. These amounts are available to provide for the ultimate resolution of the matters discussed below. Additionally, it is expected that the general partners will be required to recontribute all or a portion of the cumulative amounts received in distributions of approximately $914,000. This amount would also be available as a capital resource to provide for the capital needs of the Partnership. As further discussed below, the Partnership is involved in several litigation matters in connection with its former properties, which are still ongoing.

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

In May 1991, legal proceedings were initiated against the Partnership and others by Orlando Residence Ltd., ("Orlando"), holder of a promissory note issued by a previous owner of the Residence Inn-Nashville (the "Hotel"). Orlando claimed the sale of the Hotel to the Partnership by NLC was intended to defraud, hinder and delay Orlando's recovery of the amount owed to it. The Partnership obtained a summary judgement dismissing the case against it on September 15, 1993.

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

In another action in Nashville, Tennessee, 2300 and NLC alleged that the Partnership refused to purchase the Land as required by the SF Settlement and demanded indemnification for all costs and losses of 2300 and NLC relating to Orlando's claims. In February 1996, the Court in this action granted a motion filed by 2300 and NLC for partial summary judgement, ruling that the Partnership had breached the SF Settlement. The action continues to determine damages and other issues. In February 1998, the Court enjoined the Partnership from conveying, transferring, or otherwise disposing of its cash to any extent which would leave less than $5 million available for payment of any judgment awarded to 2300 and NLC. The Partnership does not believe it breached the SF Settlement.

In addition, GP Credit Co., LLC filed a purported class action against the Partnership and Metric Realty, SSR Realty Advisors, Inc. ("SSR") and certain of SSR's affiliates and current and former employees (collectively, the "SSR Parties") and a class of all limited partners of the Partnership (the "LPs") alleging, among other things, that the SSR Parties fraudulently caused GSI to distribute $16.8 million to the LPs. This action has not yet been served on any defendant, to the knowledge of the Partnership and SSR.

See Item 8, Note 6 to the Financial Statements for more information about the foregoing and other related proceedings.

On June 18, 1999, the Hotel, its contents and the land on which it is located, which was under lease to the Partnership, were sold through foreclosure. Certain difficulties arose in the course of and as a result of the foreclosure with respect to the foreclosure proceedings, the allocation of net proceeds of the personal property of the Hotel, and ownership of the net current assets held by Marriott on behalf of the Partnership from the operations of the Hotel to the date of foreclosure. In addition, while the Partnership believed that the ground lease associated with the property would be terminated in the event of a foreclosure, it was unclear which party was entitled to receipt of deferred ground rents (including accrued interest thereon) owed by the Partnership at the time of foreclosure. The issues were settled in February 2000 as described in
Note 3 to the Financial Statements.

Subsequent to the foreclosure, Marriott issued a notice requiring the Partnership to pay a $1,415,000 termination fee computed as per the management agreement, plus certain employee costs not specified in the amount. However, Marriott and the lender subsequently entered into a management agreement for Marriott's continued management of the property and Marriott has verbally acknowledged that a termination fee is not due.

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

On June 25, 1999, Gemisys, the Partnership's Servicing and Transfer Agent notified the Managing General Partner that non-exempt trading representing approximately 4.9% of the outstanding Units of the Partnership had been reached, at which time the Managing General Partner again suspended processing of resale transactions for the remainder of the calendar year. Unit holders were advised of that suspension in accordance with Section 12.1 of the Partnership Agreement, via a special communication dated June 25, 1999. All resale transaction paperwork submitted subsequent to that date through the end of the year was returned to the originator. Gemisys again began processing resale transactions on January 3, 2000. During 2001 and 2000, resale transactions did not reach the 4.9% limit.

Conclusion

In view of the uncertainties in connection with the litigation relating to the Hotel (as described in Note 6 to the Financial Statements) and the distributions the General Partners will be obligated to return to the Partnership prior to its liquidation, the Partnership no longer provides an estimated net asset value per Assignee Unit. However, the Partnership is aware that some resale transactions of Units have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any given time period and occur at a price negotiated between the buyer and seller. The Partnership has no knowledge concerning how a particular price may be determined. A total of 21 resale transactions were recorded on the books of the Partnership's transfer agent between January 1, 2001 and December 31, 2001, reflecting prices ranging from $1 to $100 per Unit, with a simple average price of $36.97. The Partnership's knowledge of these transactions is based solely on the books and records of its Transfer Agent.

As discussed in Item 8, Note 1 to the Financial Statements, there is substantial doubt regarding the Partnership's ability to continue as a going concern. The Partnership does not expect to receive any significant cash flow through December 31, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.


                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                TABLE OF CONTENTS

                                                                                          PAGE

Report of Independent Auditors.........................................................     11
Financial Statements:
   Balance Sheets at December 31, 2001 and 2000........................................     12
   Statements of Income for the Years ended December 31, 2001, 2000 and 1999...........     13
   Statements of Partners' Equity (Deficiency) for the Years ended December 31, 2001,
   2000 and 1999.......................................................................     14
   Statements of Cash Flows for the Years ended December 31, 2001, 2000 and 1999.......     15
   Notes to Financial Statements.......................................................     16

     Financial Statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the Financial Statements.

                         REPORT OF INDEPENDENT AUDITORS

Metric Partners Growth Suite Investors, L.P., a California Limited Partnership:

     We have audited the accompanying balance sheets of Metric Partners Growth Suite Investors, L.P., a California Limited Partnership, (the "Partnership") as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements present fairly, in all material respects, the financial position of Metric Partners Growth Suite Investors, L.P. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     The financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 6, the Partnership is subject to ongoing litigation. The uncertainties relating to this litigation raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to this litigation are also described in Note 6. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcomes of these uncertainties.


                                                             Ernst & Young LLP

New York, New York
February 22, 2002

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                 ASSETS            DECEMBER 31,     DECEMBER 31,
                                                       2001             2000
                                                   ------------     ------------
CASH AND CASH EQUIVALENTS ......................    $ 2,302,000     $ 2,067,000
RESTRICTED CASH ................................      5,000,000       5,000,000
ACCOUNTS RECEIVABLE ............................             --         214,000
                                                    -----------     -----------
TOTAL ASSETS ...................................    $ 7,302,000     $ 7,281,000
                                                    ===========     ===========


                        LIABILITIES AND PARTNERS' EQUITY

OTHER LIABILITIES ..............................    $    31,000     $    61,000
                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY (DEFICIENCY):
GENERAL PARTNERS ...............................       (914,000)       (914,000)
LIMITED PARTNERS (59,932 units outstanding) ....      8,185,000       8,134,000
                                                    -----------     -----------
TOTAL PARTNERS' EQUITY .........................      7,271,000       7,220,000
                                                    -----------     -----------
TOTAL LIABILITIES AND PARTNERS' EQUITY .........    $ 7,302,000     $ 7,281,000
                                                    ===========     ===========

                       See notes to financial statements.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                              2001          2000          1999
                                                          -----------   -----------   -----------
Hotel operations ......................................   $        --   $        --   $ 2,016,000
Interest and other ....................................       294,000       447,000       550,000
                                                          -----------   -----------   -----------
Total revenues ........................................       294,000       447,000     2,566,000
                                                          -----------   -----------   -----------
EXPENSES

Hotel operations
Rooms .................................................            --            --       463,000
Administrative ........................................            --            --       324,000
Marketing .............................................            --            --       199,000
Energy ................................................            --            --       101,000
Repair and maintenance ................................            --            --        99,000
Management fees .......................................            --            --        63,000
Property taxes ........................................            --            --        60,000
Other .................................................            --            --       107,000
                                                          -----------   -----------   -----------
Total hotel operations ................................            --            --     1,416,000
Interest ..............................................            --        26,000       223,000
General and administrative (Including $22,000, $22,000
and $133,000 paid to the managing general partner and
affiliates in 2001, 2000 and 1999, respectively)              243,000       247,000       453,000
                                                          -----------   -----------   -----------
Total expenses ........................................       243,000       273,000     2,092,000
                                                          -----------   -----------   -----------
INCOME BEFORE GAIN (LOSS) ON FORECLOSURE OF PROPERTIES         51,000       174,000       474,000
Gain (Loss) on foreclosure of property ................            --       410,000      (340,000)
                                                          -----------   -----------   -----------
NET INCOME ............................................   $    51,000   $   584,000   $   134,000
                                                          ===========   ===========   ===========

NET INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT:
Income before gain (loss) on foreclosure of properties    $         1   $         3   $        15
Gain (Loss) on foreclosure of property ................            --             7            --
                                                          -----------   -----------   -----------
NET INCOME ............................................   $         1   $        10   $        15
                                                          ===========   ===========   ===========
CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP ASSIGNEE UNIT  $        --   $        --   $        85
                                                          ===========   ===========   ===========



                       See notes to financial statements.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                GENERAL        LIMITED
                                                                PARTNER       PARTNERS          TOTAL
                                                               ---------     -----------    ------------
BALANCE, January 1, 1999 ................................      $      --     $11,700,000    $ 11,700,000
(Loss) Income Before Loss on Foreclosure of Property ....       (470,000)        944,000         474,000
Loss on Foreclosure of Properties .......................       (340,000)             --        (340,000)
Cash Distributions ......................................       (104,000)     (5,094,000)     (5,198,000)
                                                               ---------     -----------    ------------
BALANCE, DECEMBER 31, 1999 ..............................       (914,000)      7,550,000       6,636,000

Income Before Gain on Foreclosure of Properties .........             --         174,000         174,000
Gain on Foreclosure of Properties .......................             --         410,000         410,000
                                                               ---------     -----------    ------------
BALANCE, DECEMBER 31, 2000 ..............................       (914,000)      8,134,000       7,220,000

Net Income ..............................................             --          51,000          51,000
                                                               ---------     -----------    ------------
BALANCE, DECEMBER 31, 2001 ..............................       (914,000)      8,185,000       7,271,000
                                                               =========     ===========    ============



                       See notes to financial statements.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                             2001           2000           1999
                                                         -----------    -----------    -----------
OPERATING ACTIVITIES:
Net income ...........................................   $    51,000    $   584,000    $   134,000
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
   (Gain) loss on foreclosure of property ............            --       (410,000)       340,000
   Changes in operating assets and liabilities:
      Accounts receivable ............................       214,000        285,000       (176,000)
      Prepaid Expenses ...............................            --             --        109,000
      Accounts payable, accrued expenses and other
        liabilities ..................................       (30,000)      (677,000)    (1,070,000)
                                                         -----------    -----------    -----------
Net cash provided (used) by operating activities .....       235,000       (218,000)      (663,000)
                                                         -----------    -----------    -----------
INVESTING ACTIVITIES:
Proceeds from sale of properties .....................            --        410,000             --
Capital improvements .................................            --             --        (26,000)
Restricted cash ......................................            --             --        353,000
Costs paid on foreclosure of property ................            --             --         (8,000)
                                                         -----------    -----------    -----------
Net cash provided by investing activities ............            --        410,000        319,000
                                                         -----------    -----------    -----------
FINANCING ACTIVITIES:
Notes payable principal payments .....................            --             --        (68,000)
Cash distributions to partners .......................            --             --     (5,198,000)
                                                         -----------    -----------    -----------
Cash used by financing activities ....................            --             --     (5,266,000)
                                                         -----------    -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......       235,000        192,000     (5,610,000)
Cash and cash equivalents at beginning of year .......     2,067,000      1,875,000      7,485,000
                                                         -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR .............   $ 2,302,000    $ 2,067,000    $ 1,875,000
                                                         ===========    ===========    ===========

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash during the year ................   $        --    $   255,000    $   327,000
                                                         ===========    ===========    ===========



                       See notes to financial statements.

                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Metric Partners Growth Suite Investors, L.P., a California Limited Partnership (the "Partnership"), was organized under the laws of the State of California to acquire, hold for investment, manage, and ultimately sell, all-suite, extended stay hotels, which are a franchise of the Residence Inn, by Marriott, Inc. The Managing General Partner is Metric Realty, an Illinois general partnership. The Associate General Partner of the Partnership is GHI Associates II, L.P., a California Limited Partnership, of which Metric Realty is the general partner and Prudential-Bache Properties, Inc., a wholly owned subsidiary of Prudential Securities Group Inc., is the limited partner. Through March 31, 1997, Metric Realty was owned by Metric Holdings, Inc. and Metric Realty Corp. Metric Realty Corp. was the Managing Partner of Metric Realty. On April 1, 1997, Metric Holdings, Inc. and Metric Realty Corp., the partners of the Managing General Partner, Metric Realty, were involved in certain corporate transactions. Pursuant to these transactions, (i) Metric Holdings, Inc. was merged into a newly formed corporation known as SSR Realty Advisors, Inc. ("SSR Realty"), which became the managing partner of Metric Realty, and (ii) Metric Realty Corp. was merged into Metric Property Management, Inc., a subsidiary of SSR Realty. Accordingly, the partners of Metric Realty are now SSR Realty and Metric Property Management, Inc. After consummation of these transactions, both partners of Metric Realty continue to be wholly owned individual subsidiaries of Metropolitan Life Insurance Company, as were both partners prior to the occurrence of such transactions. The Partnership was organized on June 28, 1984, and commenced operations on April 14, 1988. Capital contributions of $59,932,000 ($1,000 per assignee Unit) were made by the limited partners.

Basis of Presentation -- The financial statements of the Partnership have been prepared on the accrual basis of accounting in accordance with accounting principals generally accepted in the United States and assume that the Partnership will continue as a going concern. The Partnership is subject to ongoing litigation that is more fully described in Note 6. The uncertainties relating to this litigation create substantial doubt about the Partnership's ability to continue as a going concern. Management intends to vigorously defend against this litigation. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of those uncertainties.

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

Restricted Cash - The $5,000,000 balance at December 31, 2001, and 2000 is the amount which (as discussed in Note 6) the Court enjoined the Partnership from conveying, transferring, or otherwise disposing of.

Credit Risk - Financial instruments, which potentially subject the Partnership to concentrations of credit risk, include cash and cash equivalents and restricted cash. The Partnership places its cash deposits and temporary cash investments with creditworthy, high-quality financial institutions. The concentration of such cash deposits and temporary cash investments is not deemed to create a significant risk to the Partnership.

Gain on Sale of Properties - Sales are generally recorded at the close of escrow or after title has been transferred to buyer and after appropriate payments have been received and other criteria for gain recognition have been met.

Marketing - Marketing costs were expensed as incurred.

Net Income (Loss) Per Limited Partnership Assignee Unit - Net income per limited partnership assignee Unit is computed by dividing net income allocated to the limited partners by 59,932 assignee Units.

Income Taxes - No provision for Federal and state income taxes has been made in the Financial Statements because income taxes are the obligation of the partners.

Use of Estimates - The accompanying financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States, require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   TRANSACTIONS WITH THE MANAGING GENERAL PARTNER AND AFFILIATES

In accordance with the Partnership agreement, the Partnership is charged by the Managing General Partner and affiliates for services provided to the Partnership. The amounts are as follows:

                                          2001       2000       1999
                                        --------   --------   --------
Partnership management fees...........  $ 22,000   $ 22,000   $     --
Reimbursement of expenses.............        --         --    133,000
                                        --------   --------   --------
Total .....................             $ 22,000   $ 22,000   $133,000
                                        ========   ========   ========

Reimbursement of expenses includes expenses for partnership accounting, professional services and investor services.

In accordance with the Partnership agreement, the general partners are allocated their two percent continuing interest in the Partnership's net income or loss and cash distributions. In addition, in 1994 the general partners were allocated gross income of $245,000 in accordance with and calculated pursuant to the Partnership Agreement. However, beginning in 1995 and through 1998, due to the general partners' equity account balance, the Partnership adjusted and limited the income allocation to the general partners to amounts equal to their two percent continuing interest in cash distributions. Pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At December 31, 2001, such amount is approximately $914,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

The general partners were allocated taxable gain and loss in accordance with the Partnership Agreement.

3.    ASSET TO BE DISPOSED OF AND FORECLOSURE OF PROPERTY

At December 31, 1998, the Partnership's remaining property, the Residence Inn -- Nashville (the "Hotel"), was classified as an asset to be disposed of and an impairment provision, in the amount of $195,000, was recorded to reduce the carrying value to the estimated fair value less estimated disposal costs. The estimated fair value for this property was determined to be equivalent to the estimated principal balance on the non-recourse mortgage note payable at the expected date for the transfer of the property to the lender via deed in lieu of foreclosure or through foreclosure as discussed in Note 4.

In deciding to sell or dispose of the property, the Partnership considered the deterioration of the Nashville market, in conjunction with the substantial capital improvements that would be required under the Marriott contract over the next several years and which would be necessary for the hotel to remain competitive.

On June 18, 1999, the improvements of the Hotel owned by the Partnership and the land on which it is located, which was under lease to the Partnership, were sold through foreclosure for $9,050,000, with net proceeds of approximately $450,000 after deduction of the outstanding principal and other costs. The Partnership incurred a loss of $340,000 as a result of the foreclosure. The purchaser was the holder of the mortgage note payable encumbering the Hotel (the "Lender"). The Partnership had been in default under the mortgage note payable since April 1998, when it did not pay the balloon mortgage payment due at that date. In the foreclosure sale, the lessor on the ground lease also bid for the property. The lessor filed suit against the foreclosure trustee, asserting that the trustee denied him his alleged right to redeem the property by paying the debt through the foreclosure. The suit was settled in a mediation meeting on February 29, 2000 as further discussed below.

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

On February 29, 2000, a mediation meeting was held for the purposes of settling the issues among the lender, the former lessor on the ground lease and the Partnership. At that meeting, the parties agreed to the terms of a settlement agreement ("Settlement") that was subsequently signed in March 2000. The Settlement provided for (i) payment by the Partnership to the former lessor of the ground lease, the $655,000 deferred ground rent liability (including interest, which the Partnership earned on that amount until date of actual payment) and (ii) collection of $125,000 by the Partnership representing its share of proceeds from the sale of personal property. In addition, the parties agreed that the Partnership is entitled to operations to the date of foreclosure plus any cash and cash reserves held by Marriott pertaining to the Partnership's ownership period to the date of foreclosure of the Hotel.

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

In September 2000, pursuant to an agreement with Marriott with respect to the Residence Inn -- Nashville, the Partnership received $306,000. This was recorded net of related expenses of $1,000 in the third quarter of 2000 as an adjustment to loss on foreclosure of property.

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

The Partnership discontinued the monthly debt service payments effective with the payment due December 1, 1998. In January 1999, the lender contacted the Partnership and it was agreed that the Partnership would make the monthly debt service payments to cover the payments due December 1, 1998 through April 1, 1999, in exchange for the lender agreeing to work towards taking title to the property via a deed in lieu of foreclosure and assuming the management contract with Marriott (with Marriott's consent), thereby relieving the Partnership of a potential obligation to pay approximately $1,400,000 in termination fees plus other costs, and relief from the ground lease. Consequently, on February 5, 1999, the Partnership paid $265,000 to cover the monthly payments (including impound) due through February 1, 1999. The Partnership has also paid the $88,000 due March 1, 1999 and April 1, 1999. On June 18, 1999 the lender foreclosed on the property, as discussed in Note 3, and the payoff was settled. The outstanding principal at the time of sale was $8,224,000. In the accompanying financial statements, the adjusted balance was $8,207,000 after applying the amount held in an impound by the lender.

5.   MINIMUM FUTURE RENTAL COMMITMENTS

The Hotel was subject to a land lease that extended through May 25, 2049, with an option to purchase the land. The annual payments on the lease were $100,000 plus additional payments equal to 1.8% of the Hotel's revenues. The 1.8% additional payments requirement expired on April 15, 1998. The $100,000 annual payment is due based upon the property achieving certain operating results and any amounts not paid currently were accrued.

Rental expense (including the 1.8% of revenues through April 15, 1998) for this lease was $46,000 in 1999.

6.   LEGAL PROCEEDINGS

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

The trial of the claim of the TP Plaintiffs remaining in this case, scheduled for December 17, 2001, was postponed to February 11, 2002. Trial did start on this date, but on February 13, 2002, the Judge declared a mistrial as a result of events unrelated to this action. A new trial has been scheduled for September 16, 2002.

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

GP Credit Co., LLC vs. Metric Partners Growth Suite Investors, L.P., Metric Realty, SSR Realty Advisors, Inc. et al, San Francisco County Superior Court, Case No. CGC-02-403301.

GP Credit Co., LLC ("GP") filed this purported class action against the Partnership and Metric Realty, SSR Realty Advisors, Inc. ("SSR") and certain of SSR's affiliates and current and former employees (collectively, the "SSR Parties") and a class of all limited partners of the Partnership (the "LPs") alleging, among other things, that the SSR Parties fraudulently caused GSI to distribute $16.8 million to the LPs. GP, which claims to have purchased a claim owned by NLC, is demanding general and punitive damages against the Partnership and the SSR Parties and damages from the LPs with regard to the portion of this $16.8 million distribution received by each LP. This action has not yet been served on any defendant, to the knowledge of the Partnership and SSR.

7.   RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the Financial Statements are as follows:

                                                        2001          2000          1999
                                                    -----------   -----------   -----------
Net income (loss) -- Financial Statements .......   $    51,000   $   584,000   $   134,000
Differences resulted from:
   Loss on foreclosure of property ..............            --            --       129,000
   Depreciation .................................            --            --      (220,000)
   Other ........................................            --            --      (294,000)
                                                    -----------   -----------   -----------
Net income (loss) -- income tax method ..........   $    51,000   $   584,000   $  (251,000)
                                                    ===========   ===========   ===========
Taxable income (loss) per limited partnership
  assignee unit..................................   $         1   $        10   $        (4)
                                                    ===========   ===========   ===========

Net assets and liabilities - Financial Statements   $ 7,302,000   $ 7,220,000   $ 6,636,000
Cumulative differences resulted from:
   Gain on sale of property .....................            --            --            --
   Impairment provision for asset to be
     disposed of ................................            --            --            --
   Depreciation .................................            --            --            --
   Interest .....................................            --            --            --
   Other ........................................            --            --            --
                                                    -----------   -----------   -----------
Net assets and liabilities - income tax method ..   $ 7,302,000   $ 7,220,000   $ 6,636,000
                                                    ===========   ===========   ===========

8. SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following represents selected financial data for the Partnership, for the two years ended December 31, 2001 and 2000. The data should be read in conjunction with the financial statements included elsewhere herein.


                                                                For the Three Months Ended

            2001                                    MARCH 31      JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                  -----------   -----------  ------------   -----------

Total Revenues ................................   $   102,000   $    81,000   $    66,000   $    45,000
Total Expenses ................................        32,000        41,000        35,000       135,000
                                                  -----------   -----------   -----------   -----------
      Net Income (Loss): ......................   $    70,000   $    40,000   $    31,000   $   (90,000)
                                                  ===========   ===========   ===========   ===========

Net Income (Loss) per Partnership Assignee
  Unit(1):
      Net Income (Loss) .......................   $         1   $         1   $        --   $        (1)
                                                  ===========   ===========   ===========   ===========

Total Assets ..................................   $ 7,332,000   $ 7,351,000   $ 7,387,000   $ 7,302,000
                                                  ===========   ===========   ===========   ===========
Long Term Obligations:
      Notes Payable ...........................   $        --   $        --   $        --   $        --
                                                  ===========   ===========   ===========   ===========

Cash Distributions per Limited Partnership
  Assignee Unit ...............................   $        --   $        --   $       --    $        --
                                                  ===========   ===========   ===========   ===========




                                                              For the Three Months Ended

                     2000                       MARCH 31        JUNE 30    SEPTEMBER 30   DECEMBER 31
                                              -----------    -----------   ------------  ------------
Total Revenues ............................   $   108,000    $   105,000   $   113,000   $   121,000
Total Expenses ............................       119,000         46,000        52,000        56,000
                                              -----------    -----------   -----------   -----------
      Net Income (Loss):
      Income (Loss) Before Gain on
        Foreclosure of Property............       (11,000)        59,000        61,000        65,000
      Gain on Foreclosure of Property .....       105,000             --       305,000            --
                                              -----------    -----------   -----------   -----------
Net Income (Loss) .........................   $    94,000    $    59,000   $   366,000   $    65,000
                                              ===========    ===========   ===========   ===========


Net Income (Loss) per Limited Partnership
Assignee Unit (1):
  Income (Loss) Before Gain on
   Foreclosure of Property                    $        --    $         1   $         1   $         1
  Gain on Foreclosure of Property .........             2             --             5            --
                                              -----------    -----------   -----------   -----------

Net Income (Loss) per Limited Partnership
  Assignee Unit............................   $         2    $         1   $         6   $         1
                                              ===========    ===========   ===========   ===========


Total Assets ..............................   $ 6,837,000    $ 6,855,000   $ 7,208,000   $ 7,281,000
                                              ===========    ===========   ===========   ===========

Long Term Obligations:
      Notes Payable .......................   $        --    $        --   $        --   $        --
                                              ===========    ===========   ===========   ===========

Cash Distributions per Limited Partnership    $        --    $        --   $        --   $        --
                                              ===========    ===========   ===========   ===========
Assignee Unit


(1) $1,000 original contribution per limited partnership Assignee Unit based on 59,932 limited partnership Assignee Units outstanding during the period.

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

     (a)  DIRECTORS

THOMAS P. LYDON, JR.
Director, President and Chief Executive Officer, SSR Realty

Mr. Lydon age 53, has been President and Chief Executive Officer of SSR Realty, or one of its predecessor companies since February 1995. From March 1997 through its dissolution in early January 2000, he was also Chairman of the Board and Chief Executive Officer of Metric Income Trust Series, Inc., a publicly-held real estate investment trust, of which SSR Realty was the Advisor. Prior to joining SSR Realty, Mr. Lydon was from April 1992, an Executive Vice President of MBL Life Assurance Corporation ("MBL") (formerly Mutual Benefit Life Insurance Company) chosen by the New Jersey Department of Insurance to oversee and reorganize the real estate investment division of MBL. Mr. Lydon's experience before joining MBL included serving as Executive Vice President and Principal of Manhattan Capital Realty Corporation, an investment banking firm, from 1990 to 1992; and as Senior Vice President of Unicorp American Corporation, a real estate and banking firm, from 1985 to 1990. Mr. Lydon graduated from Syracuse University with a Bachelor's Degree in Business Administration in 1970.

RICHARD S. DAVIS
Chairman of the Board, SSR Realty

Mr. Davis, age 56, was elected to his position with SSR Realty in November 2000. He joined State Street Research and Management Company ("State Street"), a subsidiary of Metropolitan Life Insurance Company ("MetLife"), in November 2000, as Chairman of the Board, Chief Executive Officer and President. He also serves as President and CEO of SSRM Holdings, Inc. a wholly owned subsidiary of MetLife, which in turn serves as a holding company for several of MetLife's investment management subsidiaries. Prior to joining State Street, Mr. Davis was Senior Vice President, Fixed Income Investments for MetLife, responsible for the firm's $110 billion fixed income portfolio. Prior to this, Mr. Davis spent 8 years at J.P. Morgan Securities and J.P. Morgan Investment Management, where his responsibilities spanned from global fixed income sales management to client business, risk management and product development for the firm's money management division. He previously held successive management positions for 19 years at First Boston Corporation, where he was ultimately responsible for leading sales, trading and research for all fixed income products. He holds a Bachelor's degree from Georgetown University and a Master's Degree in Business Administration from Columbia University.

(b)  EXECUTIVE OFFICERS

WILLIAM A. FINELLI
Managing Director and Chief Financial Officer, SSR Realty

Mr. Finelli, age 44, has been Managing Director, and Vice President, Chief Financial Officer and Treasurer of SSR Realty or one of its predecessor companies since August 1995. He is responsible for overseeing the day to day activity of the accounting, finance, legal, technology and valuation areas of SSR Realty. Before he joined SSR Realty, Mr. Finelli served from November 1983 as a financial executive of MBL. His last position with MBL was Vice President - Real Estate Accounting. Prior to his years at MBL, Mr. Finelli was with Ernst & Young, a public accounting firm. Mr. Finelli graduated from Rutgers University with a Bachelor's Degree in Accounting in 1979 and is a Certified Public Accountant.

HERMAN H. HOWERTON
Managing Director and General Counsel, SSR Realty

Mr. Howerton, age 58, has served as General Counsel of SSR Realty or its predecessor companies since 1988. From 1984 to 1988, he was employed by Fox Capital Management Corporation ("FCMC") in various legal positions. He was employed by Cushman & Wakefield in commercial leasing from 1983 to 1984. Prior to that, from 1972 to 1982, Mr.

Howerton held various positions with Itel Corporation, including those of Vice President-Administration and Vice President, General Counsel and Secretary. He received a Bachelor of Arts Degree from California State University at Fresno in 1965 and a Juris Doctorate Degree from Harvard Law School in 1968. He is a member of the State Bar of California.

JEFFREY B. ALLEN
Managing Director-Multi-Housing, SSR Realty

Mr. Allen, age 54, has been in charge of the Multi-Housing Operating Company of SSR Realty since December 2001. He joined SSR in March 2001 as President of SSR Development Partners LLC, (a subsidiary of SSR), a position in which he continues. From 1999 until he joined SSR, Mr. Allen owned and operated his own private development company in Southern California. From 1998 to 1999, he was a partner at McGuire Partners, a Los Angeles-based private development company. From 1995 to 1998, Mr. Allen was a senior executive at two NYSE listed affiliates of Security Capital Group (Homestead Village Inc. and Archstone Communities Trust) managing business units that developed, owned and/or managed rental apartment units and extended-stay hotel rooms. From 1981 to 1995, Mr. Allen was a Managing Partner of Paragon Group, a major national developer/owner/manager of residential, commercial and industrial real estate. He received a Masters Degree in business administration from Harvard University Graduate School of Business and a Bachelor of Science Degree in civil engineering from Cornell University. He is a licensed real estate broker in the State of California and is a member of the National Multi-Housing Council, Urban Land Institute, the Cornell University Real Estate Council and the Real Estate Committee of the Southern California Biomedical Council.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None; except that the Partnership in 2001 paid and in 2002 will pay expense reimbursements to Metric Realty for services provided to the Partnership. See the Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933, which is incorporated by reference herein, and Note 2 to the Financial Statements in Item 8. All of the individuals listed in Item 10 above are officers and employees of and receive compensation from SSR Realty or an affiliate.

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

                                   REGISTRANT

                                  METRIC PARTNERS GROWTH SUITE INVESTORS, L.P., A CALIFORNIA LIMITED PARTNERSHIP

                                    By: Metric Realty,
                                        an Illinois general partnership,
                                        its Managing General Partner

                                    By: SSR Realty Advisors, Inc.,
                                        a Delaware corporation,
                                        its Managing General Partner


                                    By: /s/ Thomas P. Lydon, Jr.
                                        -------------------------------------
                                        Thomas P. Lydon, Jr.
                                        President and Chief Executive Officer,
                                        SSR Realty Advisors, Inc.

                                    Date: March 30, 2002
                                         ------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:   /s/ William A. Finelli                  By: /s/ Richard S. Davis
   -------------------------------------         -----------------------------------------------
   William A. Finelli                            Richard S. Davis
   Managing Director and Chief Financial         Chairman of the Board, SSR Realty Advisors, Inc.
   Officer, SSR Realty Advisors, Inc.



By:  /s/ Thomas P. Lydon, Jr.
   --------------------------------------
   Thomas P. Lydon
   Director, SSR Realty Advisors, Inc.



Date:  March 30, 2002
     -----------------------------------

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

                                   REGISTRANT

                             METRIC PARTNERS GROWTH SUITE INVESTORS, L.P., A CALIFORNIA LIMITED PARTNERSHIP

                                    By: Metric Realty,
                                        an Illinois general partnership,
                                        its Managing General Partner

                                    By: SSR Realty Advisors, Inc.,
                                        a Delaware corporation,
                                        its Managing General Partner

                                    By:
                                       ---------------------------------------
                                       Thomas P. Lydon, Jr.
                                       President and Chief Executive Officer,
                                       SSR Realty Advisors, Inc.

                                    Date:   March 30, 2002
                                         -------------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By:                                           By:
   -------------------------------------         -----------------------------------------------
   William A. Finelli                            Richard S. Davis
   Managing Director and Chief Financial         Chairman of the Board, SSR Realty Advisors, Inc.
   Officer, SSR Realty Advisors, Inc.



By:
   --------------------------------------
   Thomas P. Lydon
   Director, SSR Realty Advisors, Inc.



Date:  March 30, 2002
     -----------------------------------