Form 10-Q
period 2002-03-31
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2002-05-15
CIK 800730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number 0-17660

METRIC PARTNERS
GROWTH SUITE INVESTORS, L.P.,

a California Limited Partnership
(Exact name of Registrant as specified in its charter)

CALIFORNIA	94-3050708

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One California Street San Francisco, California	94111-5415

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(415) 678-2000 (800) 347-6707 in all states

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
a California Limited Partnership

BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2002	2001

ASSETS
Cash and Cash Equivalents	$2,215,000	$2,302,000
Restricted Cash	5,000,000	5,000,000

TOTAL ASSETS	$7,215,000	$7,302,000

LIABILITIES AND PARTNERS’ EQUITY
Other Liabilities	17,000	31,000

TOTAL LIABILITIES	17,000	31,000

PARTNERS’ EQUITY (DEFICIENCY):
General Partners	(914,000)	(914,000)
Limited Partners (59,932 Units Outstanding)	8,112,000	8,185,000

TOTAL PARTNERS’ EQUITY	7,198,000	7,271,000

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$7,215,000	$7,302,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended
	March 31,

	2002	2001

REVENUES:
Interest and Other	$34,000	$102,000

Total Revenues	34,000	102,000

EXPENSES:
General and Administrative	107,000	32,000

Total Expenses	107,000	32,000

NET (Loss) INCOME	$(73,000)	$70,000

NET (Loss) INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT	$(1)	$1

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF PARTNERS’ EQUITY (DEFICIENCY) UNAUDITED
For the Three Months Ended March 31, 2002 and 2001

	General	Limited
	Partners	Partners	Total

Balance, January 1, 2002	$(914,000)	$8,185,000	$7,271,000
Net Loss	—	(73,000)	(73,000)

Balance, March 31, 2002	$(914,000)	$8,112,000	$7,198,000

Balance, January 1, 2001	$(914,000)	$8,134,000	$7,220,000
Net Income	—	70,000	70,000

Balance, March 31, 2001	$(914,000)	$8,204,000	$7,290,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,

	2002	2001

OPERATING ACTIVITIES
Net (loss) Income	$(73,000)	$70,000
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Changes in operating assets and liabilities:
Accounts Payable, accrued expenses, and other liabilities	(14,000)	(19,000)

Net cash (used) provided by operating activities	(87,000)	51,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(87,000)	51,000
Cash and cash equivalents at beginning of period	7,302,000	7,067,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,215,000	$7,118,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	Reference to the 2001 Audited Financial Statements

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 2001 audited financial statements.

The financial information contained herein reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation.

2.	Transactions with the Managing General Partner and Affiliates

In accordance with the Partnership agreement, the Partnership is charged by the Managing General Partner and affiliates for services provided to the Partnership. The Partnership was charged $6,000 for the reimbursement of administrative expenses in each of the three-month periods ended March 31, 2002 and 2001.

As discussed in Note 2 to the 2001 audited financial statements, pursuant to the Partnership agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At March 31, 2002 such amount is approximately $914,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Item should be read in conjunction with financial statements and other items contained elsewhere in this report.

Results of Operations

During the three months ended March 31, 2002 and 2001, the Partnership had net (loss) income of $(73,000) and $70,000, respectively. Income for both periods consisted solely of interest income. As the partnership ceased hotel operations in 1999, expenses for both periods reflect legal fees and administrative expenses.

Partnership Liquidity and Capital Resources

First Quarter of 2002

As stated in the Statement of Cash Flows for the three months ended March 31, 2002, cash was generated from interest income on cash and cash equivalents as well as restricted cash balances. Cash was used to pay for legal and administrative expenses of the Partnership.

First Quarter of 2001

As stated in the Statement of Cash Flows for the three months ended March 31, 2001, cash was generated from interest income on cash and cash equivalents as well as restricted cash balances. Cash was used to pay for legal and administrative expenses of the Partnership.

Conclusion

As discussed in Note 6 of the 2001 audited financial statements, there is substantial doubt regarding the Partnership’s ability to continue as a going concern.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Metric Partners Growth Suite Investors, L.P. vs. Kenneth E. Nelson, The Nelson Group, et al., San Francisco County Superior Court, Case No. 928065 (the “SF Lawsuit”). [The lawsuits described below are related. Terms defined in the description of one case may be used in the description of the other cases.]

This lawsuit related to disputes in connection with management of the Partnership’s Residence Inn - Ontario by an entity controlled by Kenneth E. Nelson (“Nelson”) from April 1988 to February 1991. In March 1993, the Partnership and Nelson verbally agreed to settle the SF Lawsuit at a settlement conference (the “SF Settlement”), whereby the Partnership would purchase, at a discount, the land (the “Land”) underlying the Hotel then leased by the Partnership from Nashville Lodging Company (“NLC”), an entity controlled by Nelson. Various disagreements between the Partnership and Nelson regarding the SF Settlement arose after March 1993, and documents to effectuate the SF Settlement were never executed. While the Court maintains jurisdiction to supervise the SF Settlement, this action is no longer active.

Nashville Lodging Company vs. Metric Partners Growth Suite Investors, L.P. et al., Circuit Court, State of Wisconsin, Case No. 94CV001212.

In February 1994, NLC served this lawsuit on the Partnership. NLC alleges fraud, breach of settlement contract and breach of good faith and fair dealing and seeks compensatory, punitive and exemplary damages in an unspecified amount for the Partnership’s failure to consummate the SF Settlement. In February 1994, the Partnership filed an answer and requested that the Court stay the action pending resolution of the SF Lawsuit including all appeals. The Court refused to stay the action and discovery commenced. In February 1995, the Court determined that the Partnership could be sued in Wisconsin but stayed the case until the settlement of the SF Lawsuit has been finalized.

Orlando Residence Ltd. vs. 2300 Elm Hill Pike, Inc. and Nashville Lodging Company vs. Metric Partners Growth Suite Investors, L.P., Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 94-1911-I (“Nashville Case I”).

Orlando Residence Inn Ltd. (“Orlando”) filed this action against 2300 Elm Hill Pike, Inc. (“2300”) and NLC in the Davidson County Chancery Court to attempt to execute a judgment against Nelson, NLC and 2300 in another action in Chancery Court by subjecting the Land to sale. In May 1995, 2300 and NLC (“TP Plaintiffs”) filed a third-party complaint against the Partnership, alleging it had refused to purchase the Land as required by the SF Settlement. TP Plaintiffs demanded payment by the Partnership of 2300 and NLC’s costs of defending the case in which the judgment that Orlando was attempting to enforce had been obtained and indemnification for any loss resulting from the claims of Orlando, among other claims of damage.

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

TP Plaintiffs filed an amended complaint against the Partnership in April 1998, asserting, among other things, a bad faith breach of contract by the Partnership. In May 1998, the Court granted a motion by the Partnership to dismiss these bad faith allegations and to dismiss certain claims for specific damages made by TP Plaintiffs, including attorneys’ fees and the value of Nelson’s time relating to efforts to enforce the SF Settlement.

In late October 1998, TP Plaintiffs filed a second amended complaint, asserting that a certain 1989 three-party agreement among NLC, the Partnership and the holder of a mortgage on the Hotel and the Land entitles TP Plaintiffs to obtain judgment for, among other things, the cost, including attorney’s fees, of this action and of Nelson’s time and efforts on behalf of NLC in this action. In November 1998, the Court granted a motion filed by the Partnership, dismissing the claim of TP Plaintiffs to recover for the value of Nelson’s time and efforts on behalf of NLC in this and related litigation.

In December 1998, the Court granted a motion for partial summary judgment filed by the Partnership, dismissing most of the remaining damage claims of TP Plaintiffs, including claims for indemnification for any loss resulting from the claims of Orlando. After these claims were dismissed, TP Plaintiffs amended their damage claim to seek to recover the alleged differential between the price that the Partnership agreed to pay for the Land and its alleged fair market value. The amount of this claim is approximately $1.6 million. In addition, TP Plaintiffs sought to recover attorneys’ fees to enforce the SF Settlement.

In November 1999, the Partnership filed a motion for summary judgment seeking dismissal of TP Plaintiffs’ claim for attorneys’ fees. This motion was granted by the Court on February 25, 2000.

The Partnership filed a motion in February 2000 to disqualify the law firm representing the TP Plaintiffs based on a conflict of interest that arose when a partner of the Partnership’s counsel with knowledge of this case left that firm and joined the law firm representing TP Plaintiffs. As a result of the motion, counsel for TP Plaintiffs filed a motion to withdraw as counsel in March 2000, which motion was subsequently granted by the Court. New counsel for TP Plaintiffs has been selected. On December 21, 2000, the TP Plaintiffs filed a motion requesting that the Court reconsider its order of December 1998, granting partial summary judgment to the Partnership. This motion was denied by the Court on January 26, 2001.

The trial of the claim of the TP Plaintiffs remaining in this case, scheduled for December 17, 2001, was postponed to February 11, 2002. Trial did start on this date, but on February 13, 2002, the Judge declared a mistrial as a result of events unrelated to this action. A new trial has been scheduled for September 16, 2002.

On April 5, 2002, TP Plaintiffs filed a motion for leave to amend their complaint to allege damages resulting from alleged interference by the Partnership with NLC’s efforts to sell the Land and to compute NLC’s “benefit of bargain” damages as of the date of the trial, rather than the date of the breach of the SF Settlement. On May 3, 2002 the Partnership filed a response to the motion denying the allegations of the proposed amendment and seeking a ruling barring the filing of the amended complaint. The hearing on the motion is set for May 17, 2002.

Metric Partners Growth Suite Investors, L.P., vs. Nashville Lodging Co., 2300 Elm Hill Pike, Inc., Orlando Residence Ltd., and LaSalle National Bank, as trustee under that certain pooling and servicing agreement, dated July 11, 1995 for the holders of the WHP Commercial Mortgage Pass Through Certificates, Series 1995C1 and Robert Holland, Trustee, Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 96-1405-III (“Nashville Case II”).

The Partnership filed this action on May 3, 1996 to obtain, among other things, a judicial determination of the rights and obligations of the Partnership and NLC under the senior mortgage on the Hotel (“Senior Mortgage”), a note held by NLC “wrapped around” the Senior Mortgage (the “Wrap Note”) and the Lease as a consequence of the Partnership’s cure of certain defaults by NLC under the Senior Mortgage. The Partnership believed that as a result of such a cure, it became the direct obligor to the lender under the Senior Mortgage and that the Wrap Note had been satisfied and the payments due under Lease reduced by $50,000 per year.

NLC and 2300 filed an answer in June, together with a counterclaim against the Partnership. NLC and 2300 claimed damages from the Partnership and asked the Court to permit acceleration of the Wrap Note and termination of the Lease. In July 1996, the Partnership filed a motion for summary judgment in this case, asking that the Court award the relief sought by it and that the Court dismiss the counterclaim of NLC and 2300. At a hearing on this motion held in August 1996 the Court granted the Partnership’s motion. The defendants appealed all judgments for the Partnership in this case. The Partnership and the defendants agreed on an attorneys’ fee award to the Partnership of $60,000, but no payment was expected until the defendants’ appeal is resolved. Oral arguments regarding this appeal were held in July 1998, and in September 1998 the appellate court affirmed the judgments for the Partnership. Defendants moved for rehearing, which was denied in early October 1998. Defendants then filed an application with the Tennessee Supreme Court for permission to appeal the appellate court decision. This application was denied by the Tennessee Supreme Court in early March 1999. Subsequently, Defendants petitioned the Tennessee Supreme Court to reconsider its denial. This petition was denied by the Tennessee Supreme Court on May 10, 1999. The Partnership’s $60,000 attorneys’ fee award is now due and owing by the defendants.

Kenneth E. Nelson and Nashville Lodging Co. vs. Metric Realty et al., Chancery Court for Davidson County in Nashville, Tennessee, Case No. 97-2189-III (the “Inducement Action”).

In the second quarter of 1997, Nelson alleged that Metric Realty and GHI Associates II, L.P., the Managing and Associate General Partners, respectively, of the Partnership, and certain of Metric Realty’s affiliates (the “Affiliates”) and certain former and current employees of Metric Realty or its affiliates (the “Employees”) had improperly induced the Partnership to breach the SF Settlement. In June 1997, Nelson and NLC filed the Inducement Action in the Chancery Court for Davidson County in Nashville, Tennessee (the “Chancery Court”) against Metric Realty, GHI Associates II, L.P., the Affiliates and certain of the Employees (the “Inducement Action Defendants”), seeking unspecified compensatory, treble and punitive damages for the alleged improper inducement of breach of contract.

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

The Inducement Action Defendants filed a motion in February 2000 to disqualify the law firm representing Nelson and NLC (“Nelson’s Counsel”) based on a conflict of interest that arose when a partner of the Inducement Action Defendants’ counsel with knowledge of issues related to this case left that firm and joined Nelson’s Counsel. This motion was heard on March 6, 2000 and on April 15, 2000, the Court declined to rule on this motion to disqualify Nelson’s Counsel and instead referred the entire case to the Tennessee Chancellor who is now presiding over Nashville Case I (see above). Subsequently, Nelson’s Counsel withdrew from the case and new counsel for Nelson and NLC was substituted.

Nelson and NLC filed a summary judgment motion seeking to bar the affirmative defense of manager’s privilege asserted by the Inducement Action Defendants. In response to the motion, all of the remaining Inducement Action Defendants filed a cross-motion for summary judgment, seeking dismissal of all claims on the grounds that actions of the Inducement Action Defendants taken in connection with the SF Settlement were privileged by virtue of the manager’s privilege. On October 13, 2000, the Court held a hearing on the parties’ motions for summary judgment. At the conclusion of the hearing, the Court orally denied the motion of Nelson and NLC, and granted the cross-motion of the remaining Inducement Action Defendants, dismissing all remaining claims. On November 28, 2000, Nelson and NLC filed an appeal of the Court’s action to the Tennessee Court of Appeals. Oral argument in this appeal was held on September 7, 2001, but no ruling has yet been made.

The legal and other expenses of the Inducement Action Defendants in the Inducement Action arising as a result of the allegations made by Nelson are being paid by the Partnership pursuant to the indemnification provisions of the Partnership’s limited partnership agreement and subject to the conditions set forth in those provisions.

Metric Partners Growth Suite Investors, L.P. vs. James Reuben et al., San Francisco County Superior Court, Case No. 998214.

On September 30, 1998, the Partnership filed this lawsuit against James Reuben and several law corporations of which he is or has been a member (the “Reuben Defendants”), alleging breach of their professional obligations and fiduciary duty as attorneys for the Partnership to adequately and competently represent and advise the Partnership in connection with the SF Settlement. The Partnership seeks unspecified damages from the Reuben Defendants arising from such breach. The Reuben Defendants answered the complaint in January 1999. Discovery has yet to commence and no trial date for this action has been set.

GP Credit Co., LLC vs. Metric Partners Growth Suite Investors, L.P., Metric Realty, SSR Realty Advisors, Inc. et al, San Francisco County Superior Court, Case No. CGC-02-403301.

GP Credit Co., LLC (“GP”) filed this purported class action against the Partnership and Metric Realty, SSR Realty Advisors, Inc. (“SSR”) and certain of SSR’s affiliates and current and former employees (collectively, the “SSR Parties”) and a class of all limited partners of the Partnership (the “LPs”) alleging, among other things, that the SSR Parties fraudulently caused GSI to distribute $16.8 million to the LPs. GP, which claims to have purchased a claim owned by NLC, is demanding general and punitive damages from the Partnership and the SSR Parties and damages from the LPs with regard to the portion of this $16.8 million distribution received by each LP. SSR believes that this action is without merit.

The legal and other expenses of Metric Realty, SSR and the SSR Parties in this action will be paid by the Partnership pursuant to the indemnification provisions of the Partnership’s limited partnership agreement and subject to the conditions set forth in the provisions.

Item 6. Exhibits and Reports on Form 8-K

(a)	No reports on Form 8-K were required to be filed during the period covered by this Report.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P., a California Limited Partnership

By:	Metric Realty an Illinois general partnership its Managing General Partner

By:	SSR Realty Advisors, Inc., a Delaware corporation its Managing General Partner

By:	/s/ William A. Finelli

William A. Finelli Managing Director, Principal Financial and Accounting Officer of SSR Realty Advisors, Inc.

Date:	May 14, 2002