Form 10-Q
period 2002-06-30
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2002-08-14
CIK 800730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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
a California Limited Partnership

BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2002	2001

ASSETS
Cash and Cash Equivalents	$2,147,000	$2,302,000
Restricted Cash	5,000,000	5,000,000

TOTAL ASSETS	$7,147,000	$7,302,000

LIABILITIES AND PARTNERS’ EQUITY
Other Liabilities	13,000	31,000

TOTAL LIABILITIES	13,000	31,000

PARTNERS’ EQUITY (DEFICIENCY):
General Partners	(917,000)	(914,000)
Limited Partners (59,932 Units Outstanding)	8,051,000	8,185,000

TOTAL PARTNERS’ EQUITY	7,134,000	7,271,000

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$7,147,000	$7,302,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF INCOME (UNAUDITED)

	For the Six Months Ended
	June 30,

	2002	2001

REVENUES:
Interest and Other	$66,000	$183,000

Total Revenues	66,000	183,000

EXPENSES:
General and Administrative	203,000	73,000

Total Expenses	203,000	73,000

NET (LOSS) INCOME	$(137,000)	$110,000

NET (LOSS) INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT	$(2)	$2

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended
	June 30,

	2002	2001

REVENUES:
Interest and Other	$32,000	$81,000

Total Revenues	32,000	81,000

EXPENSES:
General and Administrative	96,000	41,000

Total Expenses	96,000	41,000

NET (LOSS) INCOME	$(64,000)	$40,000

NET (LOSS) INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT	$(1)	$1

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF PARTNERS’ EQUITY (DEFICIENCY) UNAUDITED
For the Six Months Ended June 30, 2002 and 2001

	General	Limited
	Partners	Partners	Total

Balance, January 1, 2002	$(914,000)	$8,185,000	$7,271,000
Net Loss	(3,000)	(134,000)	(137,000)

Balance, June 30, 2002	$(917,000)	$8,051,000	$7,134,000

Balance, January 1, 2001	$(914,000)	$8,134,000	$7,220,000
Net Income	—	110,000	110,000

Balance, June 30, 2001	$(914,000)	$8,244,000	$7,330,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,

	2002	2001

OPERATING ACTIVITIES
Net (Loss) Income	$(137,000)	$110,000
Adjustments to reconcile Net (Loss) Income to net cash (used) provided by operating activities:
Changes in operating assets and liabilities:
Accounts Receivable	—	134,000
Accounts Payable, accrued expenses, and other liabilities	(18,000)	(40,000)

Net cash (used) provided by operating activities	(18,000)	204,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(155,000)	204,000
Cash and cash equivalents at beginning of period	2,302,000	2,067,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,147,000	$2,271,000

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

2.	Transactions with the Managing General Partner and Affiliates

In accordance with the Partnership agreement, the Partnership is charged by the Managing General Partner and affiliates for services provided to the Partnership. The Partnership was charged $11,000 for the reimbursement of administrative expenses in each of the six-month periods ended June 30, 2002 and 2001.

As discussed in Note 2 to the 2001 audited financial statements, pursuant to the Partnership agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At June 30, 2002 such amount is approximately $914,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

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

The Partnership is a plaintiff and counterclaim defendant in legal proceedings relating to the management agreement at the Residence Inn — Ontario, a defendant in legal proceedings seeking damages for alleged failure to consummate a settlement of the Residence Inn — Ontario case, and a plaintiff and defendant in other legal proceedings; see Part II, Item 1, Legal Proceedings, for a detailed description of these matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Item should be read in conjunction with financial statements and other items contained elsewhere in this report.

Results of Operations

During the six months ended June 30, 2002 and 2001, the Partnership had net (loss) income of $(137,000) and $110,000, respectively. Income for both periods consisted solely of interest income. As the partnership ceased hotel operations in 1999, expenses for both periods reflect legal fees and administrative expenses.

Partnership Liquidity and Capital Resources

Second Quarter of 2002

As stated in the Statement of Cash Flows for the six months ended June 30, 2002, cash was generated from interest income on cash and cash equivalents as well as restricted cash balances. Cash was used to pay for legal and administrative expenses of the Partnership.

Second Quarter of 2001

As stated in the Statement of Cash Flows for the six months ended June 30, 2001, cash was generated from interest income on cash and cash equivalents as well as restricted cash balances. Cash was used to pay for legal and administrative expenses of the Partnership.

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

This lawsuit related to disputes in connection with management of the Partnership’s Residence Inn — Ontario by an entity controlled by Kenneth E. Nelson (“Nelson”) from April 1988 to February 1991. In March 1993, the Partnership and Nelson verbally agreed to settle the SF Lawsuit at a settlement conference (the “SF Settlement”), whereby the Partnership would purchase, at a discount, the land (the “Land”) underlying the Hotel then leased by the Partnership from Nashville Lodging Company (“NLC”), an entity controlled by Nelson. Various disagreements between the Partnership and Nelson regarding the SF Settlement arose after March 1993, and documents to effectuate the SF Settlement were never executed. While the Court maintains jurisdiction to supervise the SF Settlement, this action is no longer active.

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

On April 5, 2002, TP Plaintiffs filed a motion for leave to amend their complaint to allege damages resulting from alleged interference by the Partnership with NLC’s efforts to sell the Land and to compute NLC’s “benefit of bargain” damages as of the date of the trial, rather than the date of the breach of the SF Settlement. On May 3, 2002 the Partnership filed a response to the motion denying the allegations of the proposed amendment and seeking a ruling barring the filing of the amended complaint. The hearing on the motion was set for May 17, 2002. The court denied the motion on May 29,2002.

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

GP Credit Co., LLC (“GP”) filed this purported class action against the Partnership and Metric Realty, SSR Realty Advisors, Inc. (“SSR”) and certain of SSR’s affiliates and current and former employees (collectively, the “SSR Parties”) and a class of all limited partners of the Partnership (the “LPs”) alleging, among other things, that the SSR Parties fraudulently caused GSI to distribute $16.8 million to the LPs. GP, which claims to have purchased a claim owned by NLC, is demanding general and punitive damages from the Partnership and the SSR Parties and damages from the LPs with regard to the portion of this $16.8 million distribution received by each LP. Process was served on all non-LP defendants in March and April 2002, and answers have been filed on behalf of all such defendants. The court has set a case management conference for November 22, 2002.

The legal and other expenses of Metric Realty, SSR and the SSR Parties in this action will be paid by the Partnership pursuant to the indemnification provisions of the Partnership’s limited partnership agreement and subject to the conditions set forth in the provisions.

Item 5. Other Information

Equity Resources Arlington Fund, Limited Partnership, a Massachusetts limited partnership, Eggert Dagbjartsson, its general partner and Equity Resources Group, Inc., its manager (collectively, the “purchaser”), disclosed in a Tender Offer Statement on Schedule TO (the “Schedule TO”) dated July 24, 2002, an offer to purchase 8,990 Units of the Partnership at $20.00 for each Unit, net to the seller in cash, less the amount of any distribution declared or paid from any source by the Partnership with respect to the Units after July 24, 2002 (without regard to the record date), upon the terms and subject to the conditions set forth in the Offer to Purchase and the related Agreement of Sale, copies of which were attached as Exhibits (a) (1) and (a) (3) to the Schedule TO, and the related Transmittal Letter, attached as Exhibit (a) (2) to the Schedule TO (collectively the “Offer”).

On August 6, 2002, the Partnership filed a Schedule 14D-9 with the Securities Exchange Commission stating that the Partnership was not making a recommendation and was expressing no opinion and was remaining neutral with respect to the Offer.

On August 8, 2002, the purchaser filed an Amendment No. 1 to the Schedule TO and filed an amended form of Agreement of Sale and Assignment pursuant thereto.

Item 6. Exhibits and Reports on Form 8-K

          (a) No reports on Form 8-K were required to be filed during the period covered by this Report.

          (b) Exhibit 99.1 was filed on August 15, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P., a California Limited Partnership

By:	Metric Realty an Illinois general partnership its Managing General Partner

By:	SSR Realty Advisors, Inc., a Delaware corporation its Managing General Partner

By:	/s/ William A. Finelli

William A. Finelli Managing Director, Principal Financial and Accounting Officer of SSR Realty Advisors, Inc.

Date:	August 14, 2002