Form 10-Q
period 2002-09-30
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2002-11-14
CIK 800730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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
a California Limited Partnership

BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2002	2001

ASSETS
Cash and Cash Equivalents	$2,065,000	$2,302,000
Restricted Cash	5,000,000	5,000,000

TOTAL ASSETS	$7,065,000	$7,302,000

LIABILITIES AND PARTNERS’ EQUITY
Other Liabilities	8,000	31,000

TOTAL LIABILITIES	8,000	31,000

PARTNERS’ EQUITY (DEFICIENCY):
General Partners	(914,000)	(914,000)
Limited Partners (59,932 Units Outstanding)	7,971,000	8,185,000

TOTAL PARTNERS’ EQUITY	7,057,000	7,271,000

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$7,065,000	$7,302,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF INCOME (UNAUDITED)

	For the Nine Months Ended
	September 30,

	2002	2001

REVENUES:
Interest and Other	$96,000	$249,000

Total Revenues	96,000	249,000

EXPENSES:
General and Administrative	310,000	108,000

Total Expenses	310,000	108,000

NET (LOSS) INCOME	$(214,000)	$141,000

NET (LOSS) INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT	$(4)	$2

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended
	September 30,

	2002	2001

REVENUES:
Interest and Other	$30,000	$66,000

Total Revenues	30,000	66,000

EXPENSES:
General and Administrative	107,000	35,000

Total Expenses	107,000	35,000

NET (LOSS) INCOME	$(77,000)	$31,000

NET (LOSS) INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT	$(1)	$—

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF PARTNERS’ EQUITY (DEFICIENCY) UNAUDITED
For the Nine Months Ended September 30, 2002 and 2001

	General	Limited
	Partners	Partners	Total

Balance, January 1, 2002	$(914,000)	$8,185,000	$7,271,000
Net Loss	—	(214,000)	(214,000)

Balance, September 30, 2002	$(914,000)	$7,971,000	$7,057,000

Balance, January 1, 2001	$(914,000)	$8,134,000	$7,220,000
Net Income	—	141,000	141,000

Balance, September 30, 2001	$(914,000)	$8,275,000	$7,361,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,

	2002	2001

OPERATING ACTIVITIES
Net (Loss) Income	$(214,000)	$141,000
Adjustments to reconcile Net (Loss) Income to net cash (used) provided by operating activities:
Changes in operating assets and liabilities:
Accounts Receivable	—	134,000
Accounts Payable, accrued expenses, and other liabilities	(23,000)	(35,000)

Net cash (used) provided by operating activities	(237,000)	240,000

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(237,000)	240,000
Cash and cash equivalents at beginning of period	2,302,000	2,067,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,065,000	$2,307,000

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

2.	Transactions with the Managing General Partner and Affiliates

In accordance with the Partnership agreement, the Partnership is charged by the Managing General Partner and affiliates for services provided to the Partnership. The Partnership was charged $16,000 for the reimbursement of administrative expenses in each of the nine-month periods ended September 30, 2002 and 2001.

As discussed in Note 2 to the 2001 audited financial statements, pursuant to the Partnership agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At September 30, 2002 such amount is approximately $914,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

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

Results of Operations

During the nine months ended September 30, 2002 and 2001, the Partnership had net (loss) income of $(214,000) and $141,000, respectively. Income for both periods consisted solely of interest income. As the partnership ceased hotel operations in 1999, expenses for both periods reflect legal fees and administrative expenses.

Partnership Liquidity and Capital Resources

Third Quarter of 2002

As stated in the Statement of Cash Flows for the nine months ended September 30, 2002, cash was generated from interest income on cash and cash equivalents as well as restricted cash balances. Cash was used to pay for legal fees, investor services expenses associated with certain tender offers and administrative expenses of the Partnership.

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

In February 1996, the Court granted a motion filed by TP Plaintiffs for partial summary judgment, ruling that the Partnership had breached the SF Settlement. The Partnership does not believe it breached the SF Settlement.

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

The trial of the claim of the TP Plaintiffs remaining in this case, scheduled for December 17, 2001, was postponed to February 11, 2002. Trial did start on this date, but on February 13, 2002, the Judge declared a mistrial as a result of events unrelated to this action. A new trial was scheduled for September 16, 2002.

On April 5, 2002, TP Plaintiffs filed a motion for leave to amend their complaint to allege damages resulting from alleged interference by the Partnership with NLC’s efforts to sell the Land and to compute NLC’s “benefit of bargain” damages as of the date of the trial, rather than the date of the breach of the SF Settlement. On May 3, 2002 the Partnership filed a response to the motion denying the allegations of the proposed amendment and seeking a ruling barring the filing of the amended complaint. The Court denied the motion on May 29, 2002.

On September 3, 2002, the TP Plaintiffs and the Partnership signed and the Court entered an agreed final order under which the TP Plaintiffs waived their sole remaining damage claims. All other damage claims asserted by the TP Plaintiffs in the case had been dismissed by prior orders of the Court. The effect of the order is a final judgment of no damages for the TP Plaintiffs, which judgment is now appealable. The agreed final order was proposed by the TP Plaintiffs, who have filed a notice of appeal of the final judgment with the Tennessee Court of Appeals. In connection with this appeal, the Partnership will seek to have the judgment upheld, but if the Court of Appeals should determine to overturn any of the lower Court rulings in favor of the Partnership and remand the case to the lower Court, the Partnership will also seek reversal of the lower court ruling that the Partnership breached the SF Settlement.

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

Nelson and NLC filed a summary judgment motion seeking to bar the affirmative defense of manager’s privilege asserted by the Inducement Action Defendants. In response to the motion, all of the remaining Inducement Action Defendants filed a cross-motion for summary judgment, seeking dismissal of all claims on the grounds that actions of the Inducement Action Defendants taken in connection with the SF Settlement were privileged by virtue of the manager’s privilege. On October 13, 2000, the Court held a hearing on the parties’ motions for summary judgment. At the conclusion of the hearing, the Court orally denied the motion of Nelson and NLC, and granted the cross-motion of the remaining Inducement Action Defendants, dismissing all remaining claims. On November 28, 2000,

Nelson and NLC filed an appeal of the Court’s action to the Tennessee Court of Appeals. Oral argument in this appeal was held on September 7, 2001.

On September 26, 2002, the Court of Appeals issued an opinion affirming the dismissal of the action on the grounds of the manager’s privilege, and further holding that the claims of Nelson and NLC were barred by the applicable statute of limitations. Nelson and NLC have sought a rehearing by the Court of Appeals. This request was denied on November 6, 2002. Nelson and NLC have 60 days from the date of the denial to seek permission from the Tennessee Supreme Court to appeal the decision by the Court of Appeals.

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

Metric Partners Growth Suite Investors, L.P. vs. James Reuben et al., San Francisco County Superior Court, Case No. 998214.

On September 30, 1998, the Partnership filed this lawsuit against James Reuben and several law corporations of which he is or has been a member (the “Reuben Defendants”), alleging breach of their professional obligations and fiduciary duty as attorneys for the Partnership to adequately and competently represent and advise the Partnership in connection with the SF Settlement. The Partnership seeks unspecified damages from the Reuben Defendants arising from such breach. The Reuben Defendants answered the complaint in January 1999. Discovery has commenced and a settlement conference is set for April 21, 2003. The trial date has been scheduled for May 12, 2003.

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

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of SSR Realty Advisors, Inc., in its capacity as Managing General Partner of Metric Partners Growth Suite Investors, L.P., (“the Partnership”), have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Partnership’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Partnership required to be included in the Partnership’s reports filed or submitted under the Exchange Act.

     (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Partnership’s internal controls or in other factors that could significantly affect such controls.

Item 5. Other Information

In connection with certain offers made to purchase Limited Partnership Assignee Units (“Units”) of the Partnership, the Partnership advised holders of the Units that in order to comply with Section 12.3 of the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”) the Partnership could not transfer any Units, which when combined with prior transfers during any one calendar year would exceed in the aggregate five percent of the number of Units then outstanding, as the Limited Partnership Agreement prohibited transfers which could cause the Partnership to be classified as a publicly traded partnership for federal income tax purposes (which could occur if five percent or more of the Units were transferred in any calendar year). The Partnership further advised the holders of Units that Section 12.3 of the Limited Partnership Agreement also prohibited any transfer of Units that could result in a termination of the Partnership for tax purposes (which would occur if a majority of the Units were tendered to any offeror). At the time of such communications, the Managing General Partner advised the holders of Units that there might not be any material adverse tax consequences if the Partnership were to be classified as a publicly traded partnership or were to be terminated for tax purposes. The Managing General Partner advised the holders of Units that it would review the costs, risks and benefits of amending the Limited Partnership Agreement to remove either or both of those restrictions from Section 12.3 of the Limited Partnership Agreement.

The Managing General Partner recently determined, following a review of the costs, risks and benefits of amending the Limited Partnership Agreement, with the requisite approval of the holders of the Units, and the process of solicitation of such approval, that it would be in the best interests of the holders of Units if the Limited Partnership Agreement was amended to remove the prohibitions described above. The Managing General Partner presently expects to solicit approval of amendments to the Limited Partnership Agreement from the holders of Units in early 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Partnership filed a Form 8-K on September 16, 2002 making an Item 5 disclosure to disclose that the Partnership, as required by Rule 14e-2 as promulgated under the Securities Exchange Act of 1934, as amended, had advised holders of Units that the Partnership was not making a recommendation and was expressing no opinion and remaining neutral with respect to an offer to purchase Units made by Peachtree Partners.

The Partnership filed a Form 8-K on September 27, 2002 making an Item 5 disclosure to disclose that the Partnership had advised the holders of Units as to a proposal made to the Partnership to make a tender offer for a majority of the Units under certain conditions and the response of the Partnership to such proposal.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P., a California Limited Partnership
By:	Metric Realty an Illinois general partnership its Managing General Partner
By:	SSR Realty Advisors, Inc., a Delaware corporation its Managing General Partner
By:	/s/ William A. Finelli

William A. Finelli Managing Director, Chief Financial Officer (Principal Financial and Accounting Officer) of SSR Realty Advisors, Inc.
Date:	November 14, 2002

Certifications

     I, Thomas P. Lydon, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Metric Partners Growth Suite Investors, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Thomas P. Lydon, Jr.

Thomas P. Lydon, Jr.,
President and Chief Executive Officer
SSR Realty Advisors, Inc.
As Managing Partner of Metric Realty,
Managing General Partner of Registrant

Certifications

     I, William A. Finelli, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Metric Partners Growth Suite Investors, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ William A. Finelli

William A. Finelli,
Managing Director and Chief Financial Officer
SSR Realty Advisors, Inc.
As Managing Partner of Metric Realty,
Managing General Partner of Registrant