Form 10-K
period 2002-12-31
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2003-03-21
CIK 800730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

No market for the Limited Partnership Assignee Units exists and therefore a market value for such Units cannot be determined.

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
A California Limited Partnership

PART I

Item 1. Business.

Metric Partners Growth Suite Investors, L.P., a California Limited Partnership (the “Partnership”), was organized in 1984 under the California Uniform Limited Partnership Act. On April 1, 1997, Metric Holdings, Inc. and Metric Realty Corp., the partners of the Managing General Partner, Metric Realty, were involved in certain corporate transactions. Pursuant to these transactions, (i) Metric Holdings, Inc. was merged into a newly-formed corporation known as SSR Realty Advisors, Inc. (“SSR Realty”), which became the managing partner of Metric Realty, and (ii) Metric Realty Corp. was merged into Metric Property Management, Inc., a subsidiary of SSR Realty. Accordingly, the partners of Metric Realty are now SSR Realty and Metric Property Management, Inc. After consummation of these transactions, both partners of Metric Realty continue to be wholly owned subsidiaries of Metropolitan Life Insurance Company, as were both partners prior to the occurrence of such transactions. The associate general partner of the Partnership is GHI Associates II, L.P., a California Limited Partnership. The general partner of GHI Associates II is Metric Realty and the limited partner is Prudential-Bache Properties, Inc.

The Partnership’s Registration Statement filed pursuant to the Securities Act of 1933 (No. 33-8610) was declared effective by the Securities and Exchange Commission on April 14, 1988. The Partnership marketed its securities pursuant to its Prospectus dated April 14, 1988, which was thereafter supplemented (hereinafter the “Prospectus”). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933.

The principal business of the Partnership was to acquire, hold for investment, manage and ultimately sell all-suite, extended stay hotels, which are operated under franchise licenses from Residence Inn by Marriott, Inc. The Partnership is a “closed” limited partnership real estate syndicate. For a further description of the Partnership’s business, see the sections entitled “Risk Factors” and “Investment Objectives and Policies” in the Prospectus.

Beginning in April 1988, the Partnership offered $60,000,000 in Limited Partnership Assignee Units. The offering was closed on June 30, 1989, with total funding of $59,932,000. The net proceeds of the offering were used to purchase ten hotel properties, which are described in Item 2. The acquisition activities of the Partnership were completed on March 16, 1990, with the purchase of the Residence Inn - Altamonte Springs. Since that time, the principal activity of the Partnership has been managing its portfolio. As the Partnership’s long-term goal was to ultimately liquidate the portfolio, the markets where the hotels are located were monitored on an ongoing basis for potential sales opportunities. The Partnership entered into a purchase and sale agreement for the Residence Inn - Atlanta (Perimeter West) with an unaffiliated buyer and sold the property on October 3, 1995. In 1997, the Partnership marketed eight of the nine remaining hotels for sale, and on December 30, 1997, the hotels were sold to an unaffiliated buyer. The Partnership’s last property, the Residence Inn - Nashville, was sold through foreclosure on June 18, 1999, as further described in Part II, Item 7.

Environmental site assessments were performed for each of the properties at the time of property acquisition. No material adverse environmental conditions or liabilities were identified at that time, nor were any identified during due diligence conducted in conjunction with the sale of the Partnership’s hotels. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean-up site.

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

Kenneth E. Nelson and Nashville Lodging Co., vs. Metric Realty et. al., Chancery Court for Davidson County, in Nashville, Tennessee, Case No. 97-2189-III (the “Inducement Action”).

Metric Partners Growth Suite Investors, L.P. vs. James Reuben et al, San Francisco County Superior Court, Case No. 998214.

GP Credit Co., LLC vs. Metric Partners Growth Suite Investors, L.P., Metric Realty, SSR Realty Advisors, Inc. et al, San Francisco County Superior Court, Case No. CGC-02-403301.

For information regarding these lawsuits, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Note 4 to the Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the period covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

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

As of December 31, 2002, the number of holders of Limited Partnership Assignee Units was as follows:

Title of Class	Number of Record Holders

Limited Partnership Assignee Units	4,069

Item 6. Selected Financial Data.

The following represents selected financial data for Metric Partners Growth Suite Investors, L.P., a California Limited Partnership, for each of the five years in the period ended December 31, 2002. The data should be read in conjunction with the Financial Statements included elsewhere herein.

	For the Year Ended
	December 31

	2002(2)	2000	2000	1999	1998

		(amounts in thousands except per unit data)
Total Revenues	$123	$294	$447	$2,566	$5,171

Net (Loss) Income :
(Loss) Income Before Gain on Sale or Loss on Foreclosure of Properties	$(328)	$51	$174	$474	$(423)
Gain (Loss) on Foreclosure of Property	—	—	410	(340)	—
Gain on Sale of Properties	—	—	—	—	300

Net (Loss) Income	$(328)	$51	$584	$134	$(123)

Net (Loss) Income per Limited Partnership Assignee Unit(1):
(Loss) Income Before Gain on Sale or Loss on Foreclosure of Properties	$(5)	$1	$3	$15	$(7)
Gain (Loss) of Foreclosure of Property	—	—	7	—	—
Gain on Sale of Properties	—	—	—	—	5

Net (Loss) Income per Limited Partnership Assignee Unit	$(5)	$1	$10	$15	$(2)

Total Assets	$6,987	$7,302	$7,281	$7,374	$21,845

Long Term Obligations:
Notes Payable	$—	$—	$—	$—	$8,292

Cash Distributions per Limited Partnership Assignee Unit	$—	$—	$—	$85	$288

(1)	$1,000 original contribution per limited partnership assignee Unit based on 59,924 limited partnership Assignee Units outstanding during the period.

(2)	See discussion in Item 7 regarding future results of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Item should be read in conjunction with Financial Statements contained elsewhere in this Report.

The Partnership sold eight of its nine remaining hotels in December 1997. The remaining property, the Residence Inn – Nashville (the “Hotel”), was sold through foreclosure in June 1999. Accordingly, historical financial information will not be representative of future results. Future results of operations will be dependent on the consummation of the settlement agreement discussed in Note 9 to the Financial Statements, general and administrative expenses and interest income, as well as the outcome of the legal proceedings discussed in Note 4 to the Financial Statements.

Results of Operations

2002 Compared to 2001

Net loss in 2002 was $ (328,000) as compared to net income of $51,000 in 2001. Results reflect increased legal fees related to ongoing litigation and investor services expenses associated with certain partnership tender offers. Interest income decreased in 2002 primarily due to historically low interest rates paid for cash balances.

2001 Compared to 2000

Net income in 2001 was $51,000 compared to net income of $584,000 in the prior year. Results for 2000 reflect a gain on foreclosure due to the collection of accounts receivable in excess of amounts carried on the Partnership’s financial statements in 1999.

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

Partnership Liquidity and Capital Resources

Introduction

As presented in the 2002 Statement of Cash Flows, cash used by operating activities related principally to legal fees associated with ongoing litigation and investor services fees incurred to prepare proxy filings. Interest income was earned on cash balances related to court-ordered reserves to be held until the resolution of litigation with third parties. The Partnership considers investments (primarily commercial paper) with an original maturity date of less than three months at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2002.

As presented in the 2001 Statement of Cash Flows, cash was generated by operating activities primarily from interest income earned on cash reserves and collection of outstanding receivables. The cash balances relate to court-ordered reserves held until the resolution of litigation with third parties. The receivable balances collected were in connection with certain reserves held by Marriott pursuant to the sale of the remaining hotel investments. The Partnership considers investments (primarily commercial paper) with an original maturity date of less than three months at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2001.

At December 31, 2002, the Partnership’s assets consisted of cash and restricted cash of $1,987,000 and $5,000,000, respectively. These amounts are available to provide for the ultimate resolution of the matters discussed below. Additionally, it is expected that the general partners will be required to recontribute all or a portion of the cumulative amounts received in distributions of approximately $914,000. This amount would also be available as a capital resource to provide for the capital needs of the Partnership. As further discussed below, the Partnership is involved in several litigation matters in connection with its former properties, which are still ongoing.

The former management company at the Residence Inn-Ontario, which is controlled by Kenneth E. Nelson, (“Nelson”) defaulted on certain obligations under the management agreement. In 1991, the Partnership terminated the management agreement and initiated legal proceedings against the former management company. The management company withheld $194,000 from property funds in unauthorized management fees prior to relinquishing management of the property. The $194,000 was treated as a receivable in the Partnership’s Financial Statements until 1996 when it was written off. As discussed in Note 4 to the Financial Statements, in March 1993 the parties verbally agreed to settle the lawsuit (the “SF Settlement”); however, difficulties arose in consummating the settlement. After a hearing in May 1994, the Court ruled in June that in the settlement the Partnership had agreed to purchase the land underlying the Residence Inn-Nashville (the “Land”) from Nashville Lodging Company (“NLC”), an affiliate of Nelson, subject to a lis pendens on the Land.

Following this ruling, the Partnership attempted to negotiate and enter into a settlement agreement and a land purchase agreement and related agreements (the “Settlement Documents”) among itself and Nelson and NLC and another Nelson entity, 2300 Elm Hill Pike, Inc. (“2300”). These parties were not able to reach agreement on all issues relating to the Settlement Documents.

In May 1991, legal proceedings were initiated against the Partnership and others by Orlando Residence Ltd., (“Orlando”), holder of a promissory note issued by a previous owner of the Residence Inn-Nashville (the “Hotel”). Orlando claimed the sale of the Hotel to the Partnership by NLC was intended to defraud, hinder and delay Orlando’s recovery of the amount owed to it. The Partnership obtained a summary judgement dismissing the case against it on September 15, 1993.

In July 1994, the Court in the case filed by Orlando ruled that the Hotel had been fraudulently conveyed to NLC by 2300 in 1986 and voided the conveyance. Judgements totaling more than $1,350,000 were subsequently entered by this Court against Nelson, NLC and 2300. Based on this judgement, Orlando purchased the Land at a judicial sale and became the landlord under the Lease. This judgement was reversed in December 1996 and NLC asked the Court to return ownership of the Land to it. However, the Court denied NLC’s request.

In another action in Nashville, Tennessee, 2300 and NLC alleged that the Partnership refused to purchase the Land as required by the SF Settlement and demanded indemnification for all costs and losses of 2300 and NLC relating to Orlando’s claims. In February 1996, the Court in this action granted a motion filed by 2300 and NLC for partial summary judgement, ruling that the Partnership had breached the SF Settlement. In February 1998, the Court enjoined the Partnership from conveying, transferring, or otherwise disposing of its cash to any extent which would leave less than $5 million available for payment of any judgment awarded to 2300 and NLC. In September 2002, the parties signed and the Court entered an agreed final order under which 2300 and NLC waived their sole remaining claims, and in effect received a final judgment of no damages. This judgment has been appealed by 2300 and NLC to the Tennessee Court of Appeals. In connection with this appeal, the Partnership may also seek reversal of the lower Court ruling that the Partnership breached the SF Settlement.

In addition, GP Credit Co., LLC filed a purported class action against the Partnership and Metric Realty, SSR Realty Advisors, Inc. (“SSR”) and certain of SSR’s affiliates and current and former employees (collectively, the “SSR Parties”) and a class of all limited partners of the Partnership (the “LPs”) alleging, among other things, that the SSR Parties fraudulently caused GSI to distribute $16.8 million to the LPs. No party has taken any material actions in this case and it remains pending.

See Item 8, Note 4 to the Financial Statements for more information about the foregoing and other related proceedings.

On June 18, 1999, the Hotel, its contents and the land on which it is located, which was under lease to the Partnership, were sold through foreclosure. Certain difficulties arose in the course of and as a result of the foreclosure with respect to the foreclosure proceedings, the allocation of net proceeds of the personal property of the Hotel, and ownership of the net current assets held by Marriott on behalf of the Partnership from the operations of the Hotel to the date of foreclosure. In addition, while the Partnership believed that the ground lease associated with the property would be terminated in the event of a foreclosure, it was unclear which party was entitled to receipt of deferred ground rents (including accrued interest thereon) owed by the Partnership at the time of foreclosure. The issues were settled in February 2000 as described in Note 4 to the Financial Statements.

Subsequent to the foreclosure, Marriott issued a notice requiring the Partnership to pay a $1,415,000 termination fee computed as per the management agreement, plus certain employee costs not specified in the amount. However, Marriott and the lender subsequently entered into a management agreement for Marriott’s continued management of the property and Marriott has verbally acknowledged that a termination fee is not due.

As a result of certain provisions of the Partnership’s amended and restated limited partnership agreement (the “LPA”), the Managing General Partner may not process transfers of Units which, when combined with prior transfers during any calendar year, would exceed in the aggregate 5% of the number of units then outstanding. Transfers that are exempt from the above restrictions include transfers at death; transfers between siblings, spouses, ancestors, or lineal descendants; and distributions from qualified retirement plans.

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

On June 25, 1999, Gemisys, the Partnership’s Servicing and Transfer Agent notified the Managing General Partner that non-exempt trading representing approximately 4.9% of the outstanding Units of the Partnership had been reached, at which time the Managing General Partner again suspended processing of resale transactions for the remainder of the calendar year. Unit holders were advised of that suspension in accordance with Section 12.1 of the Partnership Agreement, via a special communication dated June 25, 1999. All resale transaction paperwork submitted subsequent to that date through the end of the year was returned to the originator. Gemisys again began processing resale transactions on January 3, 2000. During 2002, 2001 and 2000, resale transactions did not reach the 4.9% limit.

In February 2003, the Managing General Partner sent to all holders of Units of record as of February 1, 2003 a solicitation statement (the “Solicitation Statement”) seeking Unit holder approval of a proposed amendment of the LPA (the “Amendment”). The Amendment would eliminate certain prohibitions of transfers of Units (the “Prohibitions”) that now prevent the Managing General Partner from processing transfers of more than 5% of the Units in any calendar year and of more than 50% of the Units over any 12-month period. Based on a tax opinion received from counsel and other considerations described in the Solicitation Statement, the Managing General Partner concluded that it would be in the best interest of the Unit holders for the LPA to be amended to remove the Prohibitions. In order for the Amendment to become effective, it must be approved by the holders of more than 50% of the total outstanding Units by no later than May 8, 2003. As of March 17, 2003, holders of 23% of the outstanding Units had submitted written consents approving the Amendment.

Conclusion

In view of the uncertainties in connection with the litigation relating to the Hotel (as described in Note 4 to the Financial Statements) and the distributions the General Partners will be obligated to return to the Partnership prior to its liquidation, the Partnership no longer provides an estimated net asset value per Assignee Unit. However, the Partnership is aware that some resale transactions of Units have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any given time period and occur at a price negotiated between the buyer and seller. The Partnership has no knowledge concerning how a particular price may be determined. Resale transactions of 2,808 units, or 4.69% of the total outstanding Units were recorded on the books of the Partnership’s transfer agent between January 1, 2002 and December 31, 2002, reflecting prices ranging from $10 to $300 per Unit, with a simple average price of $26.78. The Partnership’s knowledge of these transactions is based solely on the books and records of its Transfer Agent.

As discussed in Item 8, Note 1 to the Financial Statements, there is substantial doubt regarding the Partnership’s ability to continue as a going concern. The Partnership does not expect to receive any significant cash flow through December 31, 2003.

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

REPORT OF INDEPENDENT AUDITORS

Metric Partners Growth Suite Investors, L.P., a California Limited Partnership:

     We have audited the accompanying balance sheets of Metric Partners Growth Suite Investors, L.P., a California Limited Partnership, (the “Partnership”) as of December 31, 2002 and 2001, and the related statements of operations, partners’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements present fairly, in all material respects, the financial position of Metric Partners Growth Suite Investors, L.P. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     The financial statements have been prepared assuming that the Partnership will continue as a going concern. As more fully described in Note 4, the Partnership is subject to ongoing litigation. The uncertainties relating to this litigation raise substantial doubt about the Partnership’s ability to continue as a going concern. Management’s plans in regard to this litigation are also described in Note 4. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcomes of these uncertainties.

Ernst & Young LLP

New York, New York
February 25, 2003

See notes to financial statements.

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
A California Limited Partnership

BALANCE SHEETS

ASSETS	December 31, 2002	December 31, 2001

CASH AND CASH EQUIVALENTS	$1,987,000	$2,302,000
RESTRICTED CASH	5,000,000	5,000,000

TOTAL ASSETS	$6,987,000	$7,302,000

LIABILITIES AND PARTNERS' EQUITY

OTHER LIABILITIES	$44,000	$31,000

COMMITMENTS AND CONTINGENCIES
PARTNERS’ EQUITY (DEFICIENCY):
GENERAL PARTNERS	(914,000)	(914,000)
LIMITED PARTNERS (59,924 units outstanding)	7,857,000	8,185,000

TOTAL PARTNERS’ EQUITY	6,943,000	7,271,000

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$6,987,000	$7,302,000

See notes to financial statements.

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,

a California Limited Partnership

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

REVENUES
Interest and other	$123,000	$294,000	$447,000

Total revenues	123,000	294,000	447,000

EXPENSE
Interest	—	—	26,000
General and administrative (Including $22,000 paid to the managing general partner and affiliates in 2002, 2001 and 2000, respectively)	451,000	243,000	247,000

Total expenses	451,000	243,000	273,000

(LOSS) INCOME BEFORE GAIN ON FORECLOSURE OF PROPERTIES	(328,000)	51,000	174,000
Gain on foreclosure of property	—	—	410,000

NET (LOSS) INCOME	$(328,000)	$51,000	$584,000

NET (LOSS) INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT:
(Loss) Income before Gain on foreclosure of properties	$(5)	$1	$3
Gain on foreclosure of property	—	—	7

NET (LOSS) INCOME	$(5)	$1	$10

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP ASIGNEE UNIT	$—	$—	$—

See notes to financial statements.

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
A California Limited Partnership

STATEMENTS OF PARTNERS’ EQUITY (DEFICIENCY)

For the Years Ended December 31, 2002, 2001 and 2000

	General	Limited
	Partner	Partners	Total

BALANCE, DECEMBER 31, 1999	$(914,000)	$7,550,000	$6,636,000
Income Before Gain on Foreclosure of Properties	—	174,000	174,000
Gain on Foreclosure of Properties	—	410,000	410,000

BALANCE, DECEMBER 31, 2000	(914,000)	8,134,000	7,220,000
Net Income	—	51,000	51,000

BALANCE, DECEMBER 31, 2001	(914,000)	8,185,000	7,271,000
Net Loss	—	(328,000)	(328,000)

BALANCE, DECEMBER 31, 2002	$(914,000)	$7,857,000	$6,943,000

See notes to financial statements.

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,

A California Limited Partnership

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

OPERATING ACTIVITIES:
Net (loss) income	$(328,000)	$51,000	$584,000
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Gain on foreclosure of property	—	—	(410,000)
Changes in operating assets and liabilities:
Accounts receivable	—	214,000	285,000
Other liabilities	13,000	(30,000)	(677,000)

Net cash used by operating activities	(315,000)	(184,000)	(218,000)

INVESTING ACTIVITIES:
Proceeds from sale of properties	—	—	410,000

Net cash provided by investing activities	—	—	410,000

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(315,000)	235,000	192,000
Cash and cash equivalents at beginning of year	2,302,000	2,067,000	1,875,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,987,000	$2,302,000	$2,067,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash during the year	$—	$—	$255,000

See notes to financial statements.

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2002

1. Organization and Summary of Significant Accounting Policies

Organization - Metric Partners Growth Suite Investors, L.P., a California Limited Partnership (the “Partnership”), was organized under the laws of the State of California to acquire, hold for investment, manage, and ultimately sell, all-suite, extended stay hotels, which are a franchise of the Residence Inn, by Marriott, Inc. The Managing General Partner is Metric Realty, an Illinois general partnership. The Associate General Partner of the Partnership is GHI Associates II, L.P., a California Limited Partnership, of which Metric Realty is the general partner and Prudential-Bache Properties, Inc., a wholly owned subsidiary of Prudential Securities Group Inc., is the limited partner. Through March 31, 1997, Metric Realty was owned by Metric Holdings, Inc. and Metric Realty Corp. Metric Realty Corp. was the Managing Partner of Metric Realty. On April 1, 1997, Metric Holdings, Inc. and Metric Realty Corp., the partners of the Managing General Partner, Metric Realty, were involved in certain corporate transactions. Pursuant to these transactions, (i) Metric Holdings, Inc. was merged into a newly formed corporation known as SSR Realty Advisors, Inc. (“SSR Realty”), which became the managing partner of Metric Realty, and (ii) Metric Realty Corp. was merged into Metric Property Management, Inc., a subsidiary of SSR Realty. Accordingly, the partners of Metric Realty are now SSR Realty and Metric Property Management, Inc. After consummation of these transactions, both partners of Metric Realty continue to be wholly owned individual subsidiaries of Metropolitan Life Insurance Company, as were both partners prior to the occurrence of such transactions. The Partnership was organized on June 28, 1984, and commenced operations on April 14, 1988. Capital contributions of $59,932,000 ($1,000 per assignee Unit) were made by the limited partners.

Basis of Presentation – The financial statements of the Partnership have been prepared on the accrual basis of accounting in accordance with accounting principals generally accepted in the United States and assume that the Partnership will continue as a going concern. The Partnership is subject to ongoing litigation that is more fully described in Note 4. The uncertainties relating to this litigation create substantial doubt about the Partnership’s ability to continue as a going concern. Management intends to vigorously defend against this litigation. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of those uncertainties.

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

Restricted Cash – The $5,000,000 balance at December 31, 2002, and 2001 is the amount which (as discussed in Note 4) the Court enjoined the Partnership from conveying, transferring, or otherwise disposing of.

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

Gain on Sale of Properties – Sales are generally recorded at the close of escrow or after title has been transferred to buyer and after appropriate payments have been received and other criteria for gain recognition have been met.

Marketing – Marketing costs were expensed as incurred.

Net (Loss) Income Per Limited Partnership Assignee Unit - Net (loss) income per limited partnership assignee Unit is computed by dividing net income allocated to the limited partners by 59,924 assignee Units.

Income Taxes - No provision for Federal and state income taxes has been made in the Financial Statements because income taxes are the obligation of the partners.

Revenue Recognition – Income (principally interest on cash and cash equivalents) is recognized when earned.

2. Transactions With the Managing General Partner and Affiliates

In accordance with the Partnership agreement, the Partnership is charged by the Managing General Partner and affiliates for services provided to the Partnership. The amounts are as follows:

	2002	2001	2000

Partnership management fees	$22,000	$22,000	$22,000

Reimbursement of expenses includes expenses for partnership accounting, professional services and investor services.

In accordance with the Partnership agreement, the general partners are allocated their two percent continuing interest in the Partnership’s net income or loss and cash distributions. In addition, in 1994 the general partners were allocated gross income of $245,000 in accordance with and calculated pursuant to the Partnership Agreement. However, beginning in 1995 and through 1998, due to the general partners’ equity account balance, the Partnership adjusted and limited the income allocation to the general partners to amounts equal to their two percent continuing interest in cash distributions. Pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At December 31, 2002, such amount is approximately $914,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

The general partners were allocated taxable gain and loss in accordance with the Partnership Agreement.

3. Asset To Be Disposed Of and Foreclosure of Property

At December 31, 1998, the Partnership’s remaining property, the Residence Inn – Nashville (the “Hotel”), was classified as an asset to be disposed of and an impairment provision, in the amount of $195,000, was recorded to reduce the carrying value to the estimated fair value less estimated disposal costs. The estimated fair value for this property was determined to be equivalent to the estimated principal balance on the non-recourse mortgage note payable at the expected date for the transfer of the property to the lender via deed in lieu of foreclosure or through foreclosure.

In deciding to sell or dispose of the property, the Partnership considered the deterioration of the Nashville market, in conjunction with the substantial capital improvements that would be required under the Marriott contract over the next several years and which would be necessary for the hotel to remain competitive.

On June 18, 1999, the improvements of the Hotel owned by the Partnership and the land on which it is located, which was under lease to the Partnership, were sold through foreclosure for $9,050,000, with net proceeds of approximately $450,000 after deduction of the outstanding principal and other costs. The Partnership incurred a loss of $340,000 as a result of the foreclosure. The purchaser was the holder of the mortgage note payable encumbering the Hotel (the “Lender”). The Partnership had been in default under the mortgage note payable since April 1998, when it did not pay the balloon mortgage payment due at that date. In the foreclosure sale, the lessor on the ground lease also bid for the property. The lessor filed suit against the foreclosure trustee, asserting that the trustee denied him his alleged right to redeem the property by paying the debt through the foreclosure. The suit was settled in a mediation meeting on February 29, 2000 as further discussed below.

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

On February 29, 2000, a mediation meeting was held for the purposes of settling the issues among the lender, the former lessor on the ground lease and the Partnership. At that meeting, the parties agreed to the terms of a settlement agreement (“Settlement”) that was subsequently signed in March 2000. The Settlement provided for (i) payment by the Partnership to the former lessor of the ground lease, the $655,000 deferred ground rent liability (including interest, which the Partnership earned on that amount until date of actual payment) and (ii) collection of $125,000 by the Partnership representing its share of proceeds from the sale of personal property. In addition, the parties agreed that the Partnership is entitled to operations to the date of foreclosure plus any cash and cash reserves held by Marriott pertaining to the Partnership’s ownership period to the date of foreclosure of the Hotel.

In March 2000 the Partnership paid $681,000 to the former lessor of the ground lease representing the $655,000 mentioned above plus interest earned on the $655,000 from date of foreclosure to date of payment. While the $655,000 was reflected in the outstanding liabilities at December 31, 1999, the $26,000 interest expense was recorded in the first quarter of 2000. Also in March, the Partnership received the $125,000 representing its proceeds from the sale of personal property. Of this amount, $10,000 had been reflected in the 1999 audited financial statements and the remaining $115,000 was recorded in the first quarter of 2000 as an adjustment to loss on foreclosure of property. The $115,000 was reduced by $10,000 to $105,000 due to an increase in the expected legal reimbursement due to Marriott pertaining to the new management agreement for Marriott’s continued management of the property subsequent to the foreclosure.

In September 2000, pursuant to an agreement with Marriott with respect to the Residence Inn – Nashville, the Partnership received $306,000. This was recorded net of related expenses of $1,000 in the third quarter of 2000 as an adjustment to loss on foreclosure of property.

Subsequent to the foreclosure, Marriott issued a notice requiring the Partnership to pay a $1,415,000 termination fee, computed as per the management agreement, plus certain employee costs not specified in amount. However, Marriott and the Lender subsequently entered into a management agreement for Marriott’s continued management of the property and Marriott has verbally acknowledged that a termination fee is not due.

4. Legal Proceedings

Metric Partners Growth Suite Investors, L.P. vs. Kenneth E. Nelson, The Nelson Group, et al., San Francisco County Superior Court, Case No. 928065 (the “SF Lawsuit”). [The lawsuits described below are related. Terms defined in the description of one case may be used in the description of the other cases.]

This lawsuit related to disputes in connection with management of the Partnership’s Residence Inn – Ontario by an entity controlled by Kenneth E. Nelson (“Nelson”) from April 1988 to February 1991. In March 1993, the Partnership and Nelson verbally agreed to settle the SF Lawsuit at a settlement conference (the “SF Settlement”), whereby the Partnership would purchase, at a discount, the land (the “Land”) underlying the Hotel then leased by the Partnership from Nashville Lodging Company (“NLC”), an entity controlled by Nelson. Various disagreements between the Partnership and Nelson regarding the SF Settlement arose after March 1993, and documents to effectuate the SF Settlement were never executed. While the Court maintains jurisdiction to supervise the SF Settlement, this action is no longer active.

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

The trial of the claim of the TP Plaintiffs remaining in this case, scheduled for December 17, 2001, was postponed to February 11, 2002. Trial did start on this date, but on February 13, 2002, the Judge declared a mistrial as a result of events unrelated to this action. A new trial was scheduled for September 16, 2001.

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

On September 3, 2002, the TP Plaintiffs and the Partnership signed and the Court entered an agreed final order under which the TP Plaintiffs waived their sole remaining damage claims. All other damage claims asserted by the TP Plaintiffs in the case had been dismissed by prior orders of the Court. The effect of the order is a final judgment of no damages for the TP Plaintiffs. The agreed final order was proposed by the TP Plaintiffs, who have filed a notice of appeal of the final judgment with the Tennessee Court of the Appeals. In connection with this appeal, the Partnership will seek to have the judgment upheld, but if the Court of Appeals should determine to overturn any of the lower Court rulings in favor of the Partnership and remand the case to the lower Court, the Partnership will also seek reversal of the lower court ruling that the Partnership breached the SF Settlement.

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

On September 26, 2002, the Court of Appeals issued an opinion affirming the dismissal of the action on the grounds of the manager’s privilege, and further holding that the claims of Nelson and NLC were barred by the applicable statute of limitations. Nelson and NLC sought a rehearing by the Court of Appeals. This request was denied on November 6, 2002. On January 7, 2003, Nelson and NLC filed an application for permission to appeal to the Tennessee Supreme Court, which application is still pending.

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

Metric Partners Growth Suite Investors, L.P. vs. James Reuben et al., San Francisco County Superior Court, Case No. 998214.

On September 30, 1998, the Partnership filed this lawsuit against James Reuben and several law corporations of which he is or has been a member (the “Reuben Defendants”), alleging breach of their professional obligations and fiduciary duty as attorneys for the Partnership to adequately and competently represent and advise the Partnership in connection with the SF Settlement. The Partnership seeks unspecified damages from the Reuben Defendants arising from such breach. The Reuben Defendants answered the complaint in January 1999. Discovery has commenced and a trial date for this action has been scheduled for May 12, 2003. A non-binding mediation of this matter has been scheduled for March 31, 2003.

GP Credit Co., LLC vs. Metric Partners Growth Suite Investors, L.P., Metric Realty, SSR Realty Advisors, Inc. et al, San Francisco County Superior Court, Case No. CGC-02-403301.

GP Credit Co., LLC (“GP”) filed this purported class action against the Partnership and Metric Realty, SSR Realty Advisors, Inc. (“SSR”) and certain of SSR’s affiliates and current and former employees (collectively, the “SSR Parties”) and a class of all limited partners of the Partnership (the “LPs”) alleging, among other things, that the SSR Parties fraudulently caused GSI to distribute $16.8 million to the LPs. GP, which claims to have purchased a claim owned by NLC, is demanding general and punitive damages against the Partnership and the SSR Parties and damages from the LPs with regard to the portion of this $16.8 million distribution received by each LP. Process was served on all non-LP defendants in March and April 2002 and answers have been filed on behalf of all non-LP defendants. A Court status conference previously set for March 14, 2003 has been continued to February 6, 2004.

5.    Reconciliation to Income Tax Method of Accounting

The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the Financial Statements are as follows:

	2002	2001	2000

Net (loss) income — Financial Statements	$(328,000)	$51,000	$584,000
Differences resulted from:
Other	—	—	—

Net (loss) income – income tax method	$(328,000)	$51,000	$584,000

Taxable (loss) income per limited partnership assignee unit	$(5)	$1	$10

Net assets and liabilities - Financial Statements	$6,943,000	$7,302,000	$7,220,000
Cumulative differences resulted from:
Other	—	—	—

Net assets and liabilities - income tax method	$6,943,000	$7,302,000	$7,220,000

6. Summarized Quarterly Financial Information (Unaudited)

The following represents selected financial data for the Partnership, for the two years ended December 31, 2002 and 2001. The data should be read in conjunction with the financial statements included elsewhere herein.

	For the Three Months Ended,

2002	March 31	June 30	September 30	December 31

Total Revenues	$34,000	$32,000	$30,000	$27,000
Total Expenses	107,000	96,000	107,000	141,000

Net Loss Income	$(73,000)	$(64,000)	$(77,000)	$(114,000)

Net Loss Income per Limited Partnership Assignee Unit	$(1)	$(1)	$(1)	$(2)

Total Assets	$7,215,000	$7,147,000	$7,065,000	$6,943,000

Long Term Obligations:
Notes Payable:	$—	$—	$—	$—

Cash Distributions per Limited Partnership Assignee Unit	$—	$—	$—	$—

	For the Three Months Ended,

2001	March 31	June 30	September 30	December 31

Total Revenues	$102,000	$81,000	$66,000	$45,000
Total Expenses	32,000	41,000	35,000	135,000

Net Income (Loss):	$70,000	$40,000	$31,000	$(90,000)

Net Income (Loss) per Partnership Assignee Unit (1):
Net Income (Loss)	$1	$1	$—	$(1)

Total Assets	$7,332,000	$7,351,000	$7,387,000	$7,302,000

Long Term Obligations:
Notes Payable	$—	$—	$—	$—

Cash Distributions per Limited Partnership Assignee Unit	$—	$—	$—	$—

(1)	$1,000 original contribution per limited partnership Assignee Unit based on 59,924 limited partnership Assignee Units outstanding during the period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. For informational purposes only, the following are the names and additional information relating to the directors and executive officers of SSR Realty Advisors, Inc. (“SSR Realty”), the managing partner of Metric Realty, the Managing General Partner of the Partnership.

(a)  Directors

Thomas P. Lydon, Jr.
Director, President and Chief Executive Officer, SSR Realty

Mr. Lydon age 54, has been President and Chief Executive Officer of SSR Realty, or one of its predecessor companies since February 1995. From March 1997 through its dissolution in early January 2000, he was also Chairman of the Board and Chief Executive Officer of Metric Income Trust Series, Inc., a publicly-held real estate investment trust, of which SSR Realty was the Advisor. Prior to joining SSR Realty, Mr. Lydon was from April 1992, an Executive Vice President of MBL Life Assurance Corporation (“MBL”) (formerly Mutual Benefit Life Insurance Company) chosen by the New Jersey Department of Insurance to oversee and reorganize the real estate investment division of MBL. Mr. Lydon’s experience before joining MBL included serving as Executive Vice President and Principal of Manhattan Capital Realty Corporation, an investment banking firm, from 1990 to 1992; and as Senior Vice President of Unicorp American Corporation, a real estate and banking firm, from 1985 to 1990. Mr. Lydon graduated from Syracuse University with a Bachelor’s Degree in Business Administration in 1970.

Richard S. Davis
Chairman of the Board, SSR Realty

Mr. Davis, age 57, was elected to his position with SSR Realty in November 2000. He joined State Street Research and Management Company (“State Street”), a subsidiary of Metropolitan Life Insurance Company (“MetLife”), in November 2000, as Chairman of the Board, Chief Executive Officer and President. He also serves as President and CEO of SSRM Holdings, Inc. a wholly owned subsidiary of MetLife, which in turn serves as a holding company for several of MetLife’s investment management subsidiaries. Prior to joining State Street, Mr. Davis was Senior Vice President, Fixed Income Investments for MetLife, responsible for the firm’s $110 billion fixed income portfolio. Prior to this, Mr. Davis spent 8 years at J.P. Morgan Securities and J.P. Morgan Investment Management, where his responsibilities spanned from global fixed income sales management to client business, risk management and product development for the firm’s money management division. He previously held successive management positions for 19 years at First Boston Corporation, where he was ultimately responsible for leading sales, trading and research for all fixed income products. He holds a Bachelor’s degree from Georgetown University and a Master’s Degree in Business Administration from Columbia University.

(b)     Executive Officers

William A. Finelli
Managing Director and Chief Financial Officer, SSR Realty

Mr. Finelli, age 45, has been Managing Director, and Vice President, Chief Financial Officer and Treasurer of SSR Realty or one of its predecessor companies since August 1995. He is responsible for overseeing the day to day activity of the accounting, finance, legal, technology and valuation areas of SSR Realty. Before he joined SSR Realty, Mr. Finelli served from November 1983 as a financial executive of MBL. His last position with MBL was Vice President - Real Estate Accounting. Prior to his years at MBL, Mr. Finelli was with Ernst & Young, a public accounting firm. Mr. Finelli graduated from Rutgers University with a Bachelor’s Degree in Accounting in 1979 and is a Certified Public Accountant.

Herman H. Howerton
Managing Director and General Counsel, SSR Realty

Mr. Howerton, age 59, has served as General Counsel of SSR Realty or its predecessor companies since 1988. From 1984 to 1988, he was employed by Fox Capital Management Corporation (“FCMC”) in various legal positions. He was employed by Cushman & Wakefield in commercial leasing from 1983 to 1984. Prior to that, from 1972 to 1982, Mr. Howerton held various positions with Itel Corporation, including those of Vice President-Administration and Vice

President, General Counsel and Secretary. He received a Bachelor of Arts Degree from California State University at Fresno in 1965 and a Juris Doctorate Degree from Harvard Law School in 1968. He is a member of the State Bar of California.

Jeffrey B. Allen
Managing Director-Multi-Housing, SSR Realty

Mr. Allen, age 55, has been in charge of the Multi-Housing Operating Company of SSR Realty since December 2001. He joined SSR in March 2001 as President of SSR Development Partners LLC, (a subsidiary of SSR), a position in which he continues. From 1999 until he joined SSR, Mr. Allen owned and operated his own private development company in Southern California. From 1998 to 1999, he was a partner at McGuire Partners, a Los Angeles-based private development company. From 1995 to 1998, Mr. Allen was a senior executive at two NYSE listed affiliates of Security Capital Group (Homestead Village Inc. and Archstone Communities Trust) managing business units that developed, owned and/or managed rental apartment units and extended-stay hotel rooms. From 1981 to 1995, Mr. Allen was a Managing Partner of Paragon Group, a major national developer/owner/manager of residential, commercial and industrial real estate. He received a Masters Degree in business administration from Harvard University Graduate School of Business and a Bachelor of Science Degree in civil engineering from Cornell University. He is a licensed real estate broker in the State of California and is a member of the National Multi-Housing Council, Urban Land Institute, the Cornell University Real Estate Council and the Real Estate Committee of the Southern California Biomedical Council.

Item 11. Executive Compensation.

The Partnership does not pay or employ any directors or officers. Compensation to the directors and officers of SSR Realty, the managing partner of Metric Realty (the managing general partner of the Partnership), is paid by SSR Realty or its affiliates and is not related to the results of the Partnership.

The Partnership has not established any plans pursuant to which plan or non-plan compensation has been paid or distributed during the last fiscal year or is proposed to be paid or distributed in the future, nor has the Partnership issued or established any options or rights relating to the acquisition of its securities or any plan relating to such options or rights. However, SSR Realty is expected to receive certain allocations, distributions and other amounts pursuant to the Partnership’s limited partnership agreement. In addition, included in the expense reimbursements made to such general partner or affiliates by the Partnership is an allocation for a portion of the compensation (including employee benefit plans) paid to personnel rendering asset management services to the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

There is no person known to the Partnership who owns beneficially or of record more than five percent of the voting securities of the Partnership. Neither the Partnership’s Managing General Partner nor affiliates of the Partnership’s Managing General Partner have contributed capital to the Partnership.

The Partnership is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Partnership in accordance with the terms of the Partnership Agreement. Each of the directors and officers of the managing partner of the Partnership’s Managing General Partner, and all of these individuals as a group, own less than one percent of the Partnership’s voting securities.

There are no arrangements known to the Partnership, the operations of which may, at a subsequent date, result in a change in control of the Partnership.

There are no equity compensation plans in existence for the Partnership.

Item 13. Certain Relationships and Related Transactions.

None; except that the Partnership in 2002 paid and in 2003 will pay expense reimbursements to Metric Realty for services provided to the Partnership. See the Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933, which is incorporated by reference herein, and Note 2 to the Financial Statements in Item 8. All of the individuals listed in Item 10 above are officers and employees of and receive compensation from SSR Realty or an affiliate.

Item 14. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer of SSR Realty Advisors, Inc., in its capacity as Managing General Partner of Metric Realty, The Managing General Partner of Metric Growth Suite Investors, L.P. (the “Partnership”), have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report on Form 10-K (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Partnership’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Partnership required to be included in the Partnership’s reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Partnership’s internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1., 2. and 3. See Item 8 of Form 10-K for Financial Statements for the Partnership, Notes thereto, and Financial Statement Schedules. (A table of contents to Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

(b)	No reports on Form 8-K were required to be filed during the last quarter of the period covered by this Report.

(c)	List of Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3.1	Amended and Restated Limited Partnership Agreement of the Partnership. Incorporated by reference to Post-Effective Amendment No. 3 to the Partnership’s Form S-11 Registration Statement filed with the Commission on July 14, 1989.

4.1	Assignment Agreement among the Partnership, Metric Realty and Metric Assignor, Inc. on behalf of all holders of limited partnership assignee Units. Incorporated by reference to Post-Effective Amendment No. 3 to the Partnership’s Form S-11 Registration Statement filed with the Commission on July 14, 1989.

99.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P., a California Limited Partnership

By:	Metric Realty, an Illinois general partnership, its Managing General Partner

By:	SSR Realty Advisors, Inc., a Delaware corporation, its Managing General Partner

By:	/s/

Thomas P. Lydon, Jr. President and Chief Executive Officer, SSR Realty Advisors, Inc.

Date:	March 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/	By:	/s/

	William A. Finelli Managing Director and Chief Financial Officer, SSR Realty Advisors, Inc.		Richard S. Davis Chairman of the Board, SSR Realty Advisors, Inc.

By:	/s/

Thomas P. Lydon Director, SSR Realty Advisors, Inc.

Date:	March 21, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P., a California Limited Partnership

By:	Metric Realty, an Illinois general partnership, its Managing General Partner

By:	SSR Realty Advisors, Inc., a Delaware corporation, its Managing General Partner

By:

Thomas P. Lydon, Jr. President and Chief Executive Officer, SSR Realty Advisors, Inc.

Date:	March 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:		By:

	William A. Finelli Managing Director and Chief Financial Officer, SSR Realty Advisors, Inc.		Richard S. Davis Chairman of the Board, SSR Realty Advisors, Inc.

By:	Thomas P. Lydon, Jr. Director, SSR Realty Advisors, Inc.

Date:	March 21, 2003

Certifications

     I, Thomas P. Lydon, Jr., certify that:

     1.     I have reviewed this annual report on Form 10-K of Metric Partners Growth Suite Investors, L.P.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

Thomas P. Lydon, Jr.,
President and Chief Executive Officer
SSR Realty Advisors, Inc.
As Managing Partner of Metric Realty,
Managing General Partner of Registrant

Certifications

     I, William A. Finelli, certify that:

     1.     I have reviewed this final report on Form 10-Q of Metric Partners Growth Suite Investors, L.P.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

William A. Finelli, Managing Director and Chief Financial Officer
SSR Realty Advisors, Inc.
As Managing Partner of Metric Realty,
Managing General Partner of Registrant