Form 10-K/A
period 2002-12-31
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2003-03-24
CIK 800730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

      This amendment is being filed in order to conform signatures omitted on the Signature page, the Certifications which immediately follow that page, and on Exhibit 99.1 in the filing of Form 10-K.

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

Thomas P. Lydon Director, SSR Realty Advisors, Inc.

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