Form 10-Q
period 2003-03-31
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2003-05-15
CIK 800730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes [X] No [  ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

BALANCE SHEETS

	March 31,	December 31,
	2003	2002
	(Unaudited)

ASSETS
Cash and Cash Equivalents	$1,937,000	$1,987,000
Restricted Cash	5,000,000	5,000,000

TOTAL ASSETS	$6,937,000	$6,987,000

LIABILITIES AND PARTNERS’ EQUITY
Other Liabilities	19,000	44,000

TOTAL LIABILITIES	19,000	44,000

PARTNERS’ EQUITY
General Partners	(914,000)	(914,000)
Limited Partners (59,919 Units Outstanding)	7,832,000	7,857,000

TOTAL PARTNERS’ EQUITY	6,918,000	6,943,000

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$6,937,000	$6,987,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,

	2003	2002

REVENUES:
Interest and Other	$21,000	$34,000

Total Revenues	21,000	34,000

EXPENSES:
General and Administrative	46,000	107,000

Total Expenses	46,000	107,000

NET (LOSS)	$(25,000)	$(73,000)

NET (LOSS) PER LIMITED PARTNERSHIP ASSIGNEE UNIT	$—	$(1)

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF PARTNERS’ EQUITY (UNAUDITED)
For the Three Months Ended March 31, 2003 and 2002

	General	Limited
	Partners	Partners	Total

Balance, January 1, 2003	$(914,000)	$7,857,000	$6,943,000
Net (Loss)	—	(25,000)	(25,000)

Balance, March 31, 2003	$(914,000)	$7,832,000	$6,918,000

Balance, January 1, 2002	$(914,000)	$8,185,000	$7,271,000
Net (Loss)	—	(73,000)	(73,000)

Balance, March 31, 2002	$(914,000)	$8,112,000	$7,198,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,

	2003	2002

OPERATING ACTIVITIES
Net (Loss)	$(25,000)	$(73,000)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating Activities:
Changes in Operating Assets and Liabilities:
Other Liabilities	(25,000)	(14,000)

Net Cash Used by Operating Activities	(50,000)	(87,000)

DECREASE IN CASH AND CASH EQUIVALENTS	(50,000)	(87,000)
Cash and Cash Equivalents at Beginning of Period	6,987,000	7,302,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,937,000	$7,215,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	Reference to the 2002 Audited Financial Statements

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 2002 audited financial statements.

The financial information contained herein reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation.

2.	Transactions with the Managing General Partner and Affiliates

In accordance with the Partnership Agreement, Metric Partners Growth Suite Investors, L.P., (“the Partnership”) is charged by the Managing General Partner and Affiliates for services provided to the Partnership. The Partnership was charged for $6,000 for reimbursement of administrative expenses in each of the three month periods ended March 31, 2003 and 2002.

As discussed in Note 2 to the 2002 audited financial statements, pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At March 31, 2003 such amount is approximately $914,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

3.	Net Income Per Limited Partnership Assignee Unit

The net income per limited partnership assignee Unit is computed by dividing the net income allocated to the limited partners by 59,919 assignee Units outstanding.

4.	Restricted Cash

The $5,000,000 restricted cash balance represents the amount, which (as discussed in Part II, Item 1) the Court enjoined the Partnership from conveying, transferring, or otherwise disposing of.

5.	Legal Proceedings

The Partnership is a plaintiff and counterclaim defendant in legal proceedings relating to the management agreement at the Residence Inn – Ontario, a defendant in legal proceedings seeking damages for alleged failure to consummate a settlement of the Residence Inn – Ontario case, and a plaintiff and defendant in other legal proceedings; see Part II, Item 1, Legal Proceedings, for a detailed description of these matters.

6.	Subsequent Events

On September 30, 1998, the Partnership filed a lawsuit for unspecified damages against James Reuben and several law corporations of which he is or has been a member (the “Reuben Defendants”), alleging breach of their professional obligations and fiduciary duty as attorneys for the Partnership to adequately and competently represent and advise the Partnership in connection with the SF Settlement (as defined in Part II, Item 1). The Reuben Defendants answered the complaint in January 1999. A trial date of this action was scheduled for May 12, 2003.

On April 25, 2003, the Partnership and the Reuben Defendants agreed to settle this action on the following principal terms and conditions: (i) on behalf of the Reuben Defendants, their malpractice insurer (“Insurer”) is to pay the Partnership $525,000 (the “Settlement Amount”) on or before June 2, 2003 and (ii) upon receipt of the Settlement Amount by the Partnership, the parties shall exchange mutual releases and the Partnership shall dismiss the complaint in this action with prejudice. Under the terms of the settlement, if the Insurer does not pay the Settlement Amount to the Partnership on or before June 2, 2003 for any reason or no reason, the Partnership shall have the option to proceed against the Insurer for the Settlement Amount or declare the settlement null and void and continue the action against the Reuben Defendants. No assurance can be given that the Settlement Amount will be paid to the Partnership. This payment will be recognized as revenue in the quarter in which it is received.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Item should be read in conjunction with Financial Statements and other Items contained elsewhere in this Report.

Results of Operations

During the three months ended March 31, 2003 and 2002, the Partnership had a net loss of $(25,000) and $(73,000), respectively. Income for both periods consisted solely of interest income. As the partnership ceased hotel operations in 1999, expenses for both periods reflect legal fees and administrative expenses.

The Reuben lawsuit has been settled as described below in Item 1 of Part II of this quarterly report on Form 10-Q, which description is incorporated herein by this reference. The payment of $525,000 will be recognized as revenue in the quarter in which it is received.

Partnership Liquidity and Capital Resources

First Quarter of 2003

As stated in the Statement of Cash Flows for the three months ended March 31, 2003, cash was generated from interest income on Cash and Cash Equivalents as well as Restricted Cash balances. Cash was used to pay for legal and administrative expenses of the Partnership.

First Quarter of 2002

As stated in the Statement of Cash Flows for the three months ended March 31, 2002, cash was generated from interest income on Cash and Cash Equivalents as well as Restricted Cash balances. Cash was used to pay for legal and administrative expenses of the Partnership.

Conclusion

As discussed in Note 4 of the 2002 audited financial statements, there is substantial doubt regarding the Partnership’s ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

On September 26, 2002, the Court of Appeals issued an opinion affirming the dismissal of the action on the grounds of the manager’s privilege, and further holding that the claims of Nelson and NLC were barred by the applicable statute of limitations. Nelson and NLC sought a rehearing by the Court of Appeals. This request was denied on November 6, 2002. On January 7, 2003, Nelson and NLC filed an application for permission to appeal to the Tennessee Supreme Court, which application was denied by the Supreme Court on March 18, 2003.

The legal and other expenses of the Inducement Action Defendants in the Inducement Action arising as a result of the allegations made by Nelson were paid by the Partnership pursuant to the indemnification provisions of the Partnership’s limited partnership agreement and subject to the conditions set forth in those provisions.

Metric Partners Growth Suite Investors, L.P. vs. James Reuben et al., San Francisco County Superior Court, Case No. 998214.

On September 30, 1998, the Partnership filed this lawsuit for unspecified damages against James Reuben and several law corporations of which he is or has been a member (the “Reuben Defendants”), alleging breach of their professional obligations and fiduciary duty as attorneys for the Partnership to adequately and competently represent and advise the Partnership in connection with the SF Settlement. The Reuben Defendants answered the complaint in January 1999. A trial date of this action was scheduled for May 12, 2003.

On April 25, 2003, the Partnership and the Reuben Defendants agreed to settle this action on the following principal terms and conditions: (i) on behalf of the Reuben Defendants, their malpractice insurer (“Insurer”) is to pay the Partnership $525,000 (the “Settlement Amount”) on or before June 2, 2003 and (ii) upon receipt of the Settlement Amount by the Partnership, the parties shall exchange mutual releases and the Partnership shall dismiss the complaint in this action with prejudice. Under the terms of the settlement, if the Insurer does not pay the Settlement Amount to the Partnership on or before June 2, 2003 for any reason or no reason, the Partnership shall have the option to proceed against the Insurer for the Settlement Amount or declare the settlement null and void and continue the action against the Reuben Defendants. No assurance can be given that the Settlement Amount will be paid to the Partnership.

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

Item 4. Submission of Matters to Vote of Security Holders

In February 2003, the Managing General Partner of the Partnership sent out a Solicitation Statement seeking Unit holder approval of a proposed amendment to the Limited Partnership Agreement of the Partnership. The proposed amendment would have amended paragraph 12.3 of the Partnership Agreement to eliminate certain prohibitions of transfers of more than 5% of the Units in any calendar year and of more than 50% of the Units over any 12-month period. In order for the amendment to become effective it had to be approved by holders of more than 50% of the total outstanding Units by no later than May 8, 2003.

The proposed amendment was not approved by the Unit Holders (approval would have required the affirmative vote of holders of at least 29,960 Units). The vote on the proposed amendment, which was conducted by a solicitation for consents from the Unit Holders, was as follows:

For	21,964.28

Against	2,729.00

Abstain	581.00

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of CEO and CFO pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

No reports on Form 8-K were required to be filed during the period covered by this Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P., a California Limited Partnership

By:	Metric Realty an Illinois general partnership its Managing General Partner

By:	SSR Realty Advisors, Inc., a Delaware corporation its Managing General Partner

By:	/s/ William A. Finelli

William A. Finelli Managing Director, Principal Financial and Accounting Officer of SSR Realty Advisors, Inc.

Date:	May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ William A. Finelli William A. Finelli, Managing Director and Chief Financial Officer SSR Realty Advisors, Inc. As Managing Partner of Metric Realty, Managing General Partner of Registrant