Form 10-Q
period 2003-06-30
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2003-08-14
CIK 800730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_____________________

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
a California Limited Partnership

BALANCE SHEETS

	June 30,
	2003	December 31,
	(Unaudited)	2002

ASSETS
Cash and Cash Equivalents	$2,307,000	$1,987,000
Restricted Cash	5,000,000	5,000,000

TOTAL ASSETS	$7,307,000	$6,987,000

LIABILITIES AND PARTNERS’ EQUITY
Other Liabilities	$15,000	$44,000

TOTAL LIABILITIES	15,000	44,000

PARTNERS’ EQUITY
General Partners	(914,000)	(914,000)
Limited Partners (59,919 Units Outstanding)	8,206,000	7,857,000

TOTAL PARTNERS’ EQUITY	7,292,000	6,943,000

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$7,307,000	$6,987,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended
	June 30,

	2003	2002

REVENUES:
Interest and Other	$565,000	$66,000

Total Revenues	565,000	66,000

EXPENSES:
General and Administrative	216,000	203,000

Total Expenses	216,000	203,000

NET INCOME (LOSS)	$349,000	$(137,000)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP ASSIGNEE UNIT	$6	$(2)

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	June 30,

	2003	2002

REVENUES:
Interest and Other	$545,000	$32,000

Total Revenues	545,000	32,000

EXPENSES:
General and Administrative	171,000	96,000

Total Expenses	171,000	96,000

NET INCOME (LOSS)	$374,000	$(64,000)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP ASSIGNEE UNIT	$6	$(1)

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF PARTNERS’ EQUITY (UNAUDITED)
For the Six Months Ended June 30, 2003 and 2002

	General Partners	Limited Partners	Total

Balance, January 1, 2003	$(914,000)	$7,857,000	$6,943,000
Net Income	—	349,000	349,000

Balance, June 30, 2003	$(914,000)	$8,206,000	$7,292,000

Balance, January 1, 2002	$(914,000)	$8,185,000	$7,271,000
Net (Loss)	—	(137,000)	(137,000)

Balance, June 30, 2002	$(914,000)	$8,048,000	$7,134,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,

	2003	2002

OPERATING ACTIVITIES
Net Income (Loss)	$349,000	$(137,000)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Changes in Operating Assets and Liabilities:
Other Liabilities	(29,000)	(18,000)

Net Cash Provided (Used) by Operating Activities	320,000	(155,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	320,000	(155,000)
Cash and Cash Equivalents at Beginning of Period	1,987,000	2,302,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,307,000	$2,147,000

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

2.	Transactions with the Managing General Partner and Affiliates

In accordance with the Partnership Agreement, Metric Partners Growth Suite Investors, L.P., (“the Partnership”) is charged by the Managing General Partner and Affiliates for services provided to the Partnership. The Partnership was charged for $6,000 for reimbursement of administrative expenses in each of the three month periods ended June 30, 2003 and 2002.

As discussed in Note 2 to the 2002 audited financial statements, pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At June 30, 2003 such amount is approximately $914,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

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

Results of Operations

During the six months ended June 30, 2003 and 2002, the Partnership had a net income (loss) of $349,000 and $(137,000), respectively. Income for 2003 consisted mainly of $525,000 settlement payment received by the Partnership on June 6, 2003. See Part II, Item 1 of this quarterly report for a detailed description of this matter. Income for 2002 consisted solely of interest income. As the partnership ceased hotel operations in 1999, expenses for both periods reflect legal fees and administrative expenses.

Partnership Liquidity and Capital Resources

Second Quarter of 2003

As stated in the Statement of Cash Flows for the six months ended June 30, 2003, cash was generated from the settlement payment and from interest income on Cash and Cash Equivalents as well as Restricted Cash balances. Cash was used to pay for legal and administrative expenses of the Partnership.

Legal and administrative expenses increased during the second quarter of 2003 primarily as a result of responses to a tender offer for a majority of the Partnership’s Units and consent solicitations made in May 2003. The Managing General Partner filed with the SEC and sent to Unit holders on May 28, 2003 a Schedule 14D-9 Statement recommending that holders reject this tender offer and consent solicitations. The Partnership also filed a lawsuit seeking to enjoin these proposals; see Part II, Item 1, Legal Proceedings, for a description and status of this lawsuit.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures. At the end of the period covered by this report as required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer of Metric Realty, the Managing General Partner of the Partnership, of the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, such officers have concluded that, as of such date, the Partnership’s disclosure controls and procedures are effective in alerting them on a timely basis to information relating to the Partnership required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act.

(b)  Changes in Internal Controls. There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On September 3, 2002, the TP Plaintiffs and the Partnership signed and the Court entered an agreed final order under which the TP Plaintiffs waived their sole remaining damage claims. All other damage claims asserted by the TP Plaintiffs in the case had been dismissed by prior orders of the Court. The effect of the order is a final judgment of no damages for the TP Plaintiffs. The agreed final order was proposed by the TP Plaintiffs, who have filed a notice of appeal of the final judgment with the Tennessee Court of the Appeals. In connection with this appeal, the Partnership will seek to have the judgment upheld, but if the Court of Appeals should determine to overturn any of the lower Court rulings in favor of the Partnership and remand the case to the lower Court, the Partnership will also seek reversal of the lower court ruling that the Partnership breached the SF Settlement. The parties have filed briefs with the Tennessee Court of Appeals and are awaiting notice of the date of oral argument.

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

On April 25, 2003, the Partnership and the Reuben Defendants agreed to settle this action on the following principal terms and conditions: (i) on behalf of the Reuben Defendants, their malpractice insurer (“Insurer”) is to pay the Partnership $525,000 (the “Settlement Amount”) on or before June 2, 2003 and (ii) upon receipt of the Settlement Amount by the Partnership, the parties shall exchange mutual releases and the Partnership shall dismiss the complaint in this action with prejudice. The Settlement Amount was received by the Partnership in early June 2003, mutual releases were exchanged and the action was dismissed with prejudice by the Partnership on June 6, 2003.

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

Metric Partners Growth Suite Investors, L.P. vs. Kenneth E. Nelson, United States District Court for the Northern District of California, Case No. C 03-2523 CRB

On May 14, 2003 Nelson filed with the SEC and disseminated to each of the Partnership’s Unit holders a tender offer for a majority of the Metric units at $86 per unit and four consent solicitations, the approval of all of which are a precondition to Nelson’s tender offer. These conditions are (1) an amendment to the Partnership’s limited partnership agreement (the “Partnership Agreement”) that would allow a purchaser to acquire control of the Partnership; (2) removal of Metric Realty and affiliates as general partners; (3) election of Nelson as the sole general partner; and (4) settlement of pending litigation between Nelson, NLC, GP, LLC and the Partnership by entry of a judgment in favor of GP against the Partnership for $10 million, of which $4 million must be immediately paid to GP.

In response, Metric Realty filed a Schedule 14D-9 Statement with the SEC on May 28, 2003 recommending that the Unit holders reject Nelson’s tender offer and consent solicitations. Also, the Partnership filed on May 28, 2003 this lawsuit seeking to enjoin Nelson’s proposals on the principal legal grounds that Nelson’s tender offer and consent solicitations violate the procedural and substantive provisions of the Partnership Agreement, his disclosure materials contain misrepresentations and material omissions and his takeover plan would violate his fiduciary duty and aid and abet a breach of fiduciary duty by Partnership Unit holders.

On June 27, 2003, the Court issued a temporary restraining order halting Nelson’s proceeding with his tender offer and consent solicitations except that he may attempt to convene a vote of the Unit holders in accordance with the Partnership Agreement. This order was converted to a preliminary injunction on August 5, 2003 pursuant to a Court Order stipulated to by the parties.

Item 4.  Submission of Matters to Vote of Security Holders

As previously reported in Item 4, of Part II of the Partnership’s Form 10-Q for the quarter ended March 31, 2003, in February 2003, the Managing General Partner of the Partnership sent out a Solicitation Statement seeking Unit holder approval of a proposed amendment to the Partnership Agreement of the Partnership. The proposed amendment would have amended paragraph 12.3 of the Partnership Agreement to eliminate certain prohibitions of transfers of more than 5% of the Units in any calendar year and of more than 50% of the Units over any 12-month period. In order for the amendment to become effective it had to be approved by holders of more than 50% of the total outstanding Units by no later than May 8, 2003.

The proposed amendment was not approved by the Unit Holders (approval would have required the affirmative vote of holders of at least 29,960 Units). The vote on the proposed amendment, which was conducted by a solicitation for consents from the Unit Holders, was as follows:

For	21,964.28

Against	2,729.00

Abstain	581.00

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Partnership filed a Form 8-K Report on May 16, 2003, making an Item 5 disclosure to disclose that a tender offer had commenced with respect to Partnership Units and to file a copy of correspondence sent by the Partnership to the Unit holders in connection with such tender offer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P., a California Limited Partnership

By:	Metric Realty an Illinois general partnership its Managing General Partner

By:	/s/ William A. Finelli

William A. Finelli Chief Financial Officer

Date:	August 14, 2003