Form 10-Q
period 2003-09-30
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2003-11-13
CIK 800730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒ No ☐

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

BALANCE SHEETS

	September 30,	December 31,
	2003	2002
	(Unaudited)

ASSETS
Cash and Cash Equivalents	$1,978,000	$1,987,000
Restricted Cash	5,000,000	5,000,000

TOTAL ASSETS	$6,978,000	$6,987,000

LIABILITIES AND PARTNERS’ EQUITY
Other Liabilities	$19,000	$44,000

TOTAL LIABILITIES	19,000	44,000

PARTNERS’ EQUITY
General Partners	(914,000)	(914,000)
Limited Partners (59,919 Units Outstanding)	7,873,000	7,857,000

TOTAL PARTNERS’ EQUITY	6,959,000	6,943,000

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$6,978,000	$6,987,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended
	September 30,

	2003	2002

REVENUES:
Interest and Other	$582,000	$96,000

Total Revenues	582,000	96,000

EXPENSES:
General and Administrative	566,000	310,000

Total Expenses	566,000	310,000

NET INCOME (LOSS)	$16,000	$(214,000)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP ASSIGNEE UNIT	$—	$(4)

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF OPERATIONS (UNAUDITED)

	2003	2002

REVENUES:
Interest and Other	$17,000	$30,000

Total Revenues	17,000	30,000

EXPENSES:
General and Administrative	350,000	107,000

Total Expenses	350,000	107,000

NET INCOME (LOSS)	$(333,000)	$(77,000)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP ASSIGNEE UNIT	$(6)	$(1)

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF PARTNERS’ EQUITY (UNAUDITED)
For the Nine Months Ended September 30, 2003 and 2002

	General	Limited
	Partners	Partners	Total

Balance, January 1, 2003	$(914,000)	$7,857,000	$6,943,000
Net Income	—	16,000	16,000

Balance, September 30, 2003	$(914,000)	$7,873,000	$6,959,000

Balance, January 1, 2002	$(914,000)	$8,185,000	$7,271,000
Net (Loss)	—	(214,000)	(214,000)

Balance, September 30, 2002	$(914,000)	$7,971,000	$7,057,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,

	2003	2002

OPERATING ACTIVITIES
Net Income (Loss)	$16,000	$(214,000)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used by Operating Activities:
Changes in Operating Assets and Liabilities:
Other Liabilities	(25,000)	(23,000)

Net Cash Used by Operating Activities	(9,000)	(237,000)

DECREASE IN CASH AND CASH EQUIVALENTS	(9,000)	(237,000)
Cash and Cash Equivalents at Beginning of Period	1,987,000	2,302,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,978,000	$2,065,000

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

2.	Transactions with the Managing General Partner and Affiliates

In accordance with the Partnership Agreement, Metric Partners Growth Suite Investors, L.P., (“the Partnership”) is charged by the Managing General Partner and Affiliates for services provided to the Partnership. The Partnership was charged for $6,000 for reimbursement of administrative expenses in each of the three month periods ended September 30, 2003 and 2002.

As discussed in Note 2 to the 2002 audited financial statements, pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At September 30, 2003 such amount is approximately $914,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

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

Results of Operations

During the nine months ended September 30, 2003 and 2002, the Partnership had a net income (loss) of $16,000 and $(214,000), respectively. Income for 2003 consisted mainly of the $525,000 settlement payment received by the Partnership on June 6, 2003. Income for 2002 consisted solely of interest income. The partnership ceased hotel operations in 1999, therefore, expenses for the comparative periods reflect legal fees and administrative expenses.

Legal and administrative expenses increased during the nine months ended September 30, 2003 primarily as a result of filings with the Securities and Exchange Commission (the “SEC”) and mailings to Unit holders with regard to a tender offer for a majority of the Partnership’s Units and consent solicitations made in May 2003 and litigation related thereto. The Managing General Partner filed with the SEC and sent to Unit holders on May 28, 2003 a Schedule 14D-9 Statement recommending that holders reject this tender offer and consent solicitations, which statement was amended by the Managing General Partner on June 30 and August 20, 2003. The Partnership also filed a lawsuit on May 28, 2003, seeking to enjoin these proposals; see Part II, Item 1, Legal Proceedings, for a description and the status of this lawsuit.

Partnership Liquidity and Capital Resources

Third Quarter of 2003

As stated in the Statement of Cash Flows for the nine months ended September 30, 2003, cash was generated from the settlement payment and from interest income on Cash and Cash Equivalents as well as Restricted Cash balances. Cash was used to pay for legal and administrative expenses of the Partnership.

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

On June 27, 2003, the Court issued a temporary restraining order halting Nelson’s proceeding with his tender offer and consent solicitations except that he may attempt to convene a vote of the Unit holders in accordance with the Partnership Agreement. This order was converted to a preliminary injunction on August 5, 2003 pursuant to a Court Order stipulated to by the parties. Nelson’s tender offer expired by its terms on October 31, 2003. Now that the tender offer has expired, the Partnership is seeking to convert the preliminary injunction into a final judgment.

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

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,

a California Limited Partnership

By:	Metric Realty
an Illinois general partnership
its Managing General Partner

By:	/s/ William A. Finelli

William A. Finelli
Chief Financial Officer

Date:	November 13, 2003