Form 10-K
period 2003-12-31
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2004-03-29
CIK 800730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

The principal business of the Partnership was to acquire, hold for investment, manage and ultimately sell all-suite, extended stay hotels, which are operated under franchise licenses from Residence Inn by Marriott, Inc. The Partnership is a “closed” limited partnership real estate syndicate. For a further description of the Partnership’s historical business, see the sections entitled “Risk Factors” and “Investment Objectives and Policies” in the Prospectus.

Beginning in April 1988, the Partnership offered $60,000,000 in Limited Partnership Assignee Units. The offering was closed on June 30, 1989, with total funding of $59,932,000. The net proceeds of the offering were used to purchase ten hotel properties, which are described in Item 2. The acquisition activities of the Partnership were completed on March 16, 1990, with the purchase of the Residence Inn — Altamonte Springs. From that time through 1999, the principal activity of the Partnership was managing its portfolio. As the Partnership’s long-term goal was to ultimately liquidate the portfolio, the markets where the hotels were located were monitored on an ongoing basis for potential sales opportunities. The Partnership entered into a purchase and sale agreement for the Residence Inn-Atlanta (Perimeter West) with an unaffiliated buyer and sold the property on October 3, 1995. In 1997, the Partnership marketed eight of the nine remaining hotels for sale, and on December 30, 1997, the hotels were sold to an unaffiliated buyer. The Partnership’s last property, the Residence Inn – Nashville, was sold through foreclosure on June 18, 1999, as further described in Part II, Item 7.

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

Since 1999, the Partnership has conducted no business operations. From that date through the present, it has been holding funds derived principally from property sales for distribution to unit holders once all pending litigation is resolved. See Item 3. Legal Proceedings.

Item 2. Properties.

The following is a description of the hotel properties that the Partnership owned and the respective date of sale of those properties:

Name and Location	Rooms	Date of Purchase	Date of Sale
Residence Inn-Ontario 2025 East D Street, Ontario, California	200	04/88	12/97
Residence Inn-Fort Wayne 4919 Lima Road, Fort Wayne, Indiana	80	06/88	12/97
Residence Inn-Columbus East 2084 South Hamilton Road, Columbus, Ohio	80	06/88	12/97
Residence Inn-Indianapolis 3553 Founders Road, Indianapolis, Indiana	88	06/88	12/97
Residence Inn-Lexington 1080 Newtown Pike, Lexington, Kentucky	80	06/88	12/97
Residence Inn-Louisville 120 North Hurtsbourne Lane, Louisville, Kentucky	96	06/88	12/97
Residence Inn-Winston-Salem 7835 North Point Blvd., Winston-Salem, North Carolina	88	06/88	12/97
Residence Inn-Nashville 2300 Elm Hill Pike, Nashville, Tennessee	168	05/89	6/99	*
Residence Inn-Atlanta (Perimeter West) 6096 Barfield Road, Atlanta, Georgia	128	10/89	10/95
Residence Inn-Altamonte Springs 270 Douglas Avenue, Altamonte Springs, Florida	128	03/90	12/97

* Date of foreclosure.

Item 3. Legal Proceedings.

The Partnership is a party to the following material pending legal proceedings:

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

The following lawsuit was terminated in the fourth quarter of 2003:

Metric Partner Growth Suite Investors, L.P. vs. Kenneth E. Nelson, United States District Court for the Northern District of California, Case No. C 03-2523 CRB.

For information regarding these lawsuits, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Note 4 to the Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The Limited Partnership Assignee Unit holders are entitled to certain distributions as provided in the Partnership Agreement. From inception through September 7, 1999, Assignee Unit holders have received distributions from operations and sales ranging from $696 — $789 for each $1,000 limited partnership assignee Unit, inclusive of $395 from sales proceeds. No market for Limited Partnership Assignee Units exists, nor is one expected to develop.

As of December 31, 2003, the number of holders of Limited Partnership Assignee Units was as follows:

Title of Class	Number of Record Holders
Limited Partnership Assignee Units	4,027

Item 6. Selected Financial Data.

The following represents selected financial data for Metric Partners Growth Suite Investors, L.P., a California Limited Partnership, for each of the five years in the period ended December 31, 2003. The data should be read in conjunction with the Financial Statements included elsewhere herein.

	For the Years Ended
	December 31,
	2003(2)	2002	2001	2000	1999
	(amounts in thousands except per unit data)
Total Revenues	$599	$123	$294	$447	$2,566
Net (Loss) Income:
(Loss) Income Before Gain on Sale or Loss on Foreclosure of Properties	$(14)	$(328)	$51	$174	$474
Gain (Loss) on Foreclosure of Property	—	—	—	410	(340)
Gain on Sale of Properties	—	—	—	—	—

Net (Loss) Income	$(14)	$(328)	$51	$584	$134

Net (Loss) Income per Limited Partnership Assignee Unit(1):
(Loss) Income Before Gain on Sale or Loss on Foreclosure of Properties	$—	$(5)	$1	$3	$15
Gain (Loss) of Foreclosure of Property	—	—	—	7	—
Gain on Sale of Properties	—	—	—	—	—

Net (Loss) Income per Limited Partnership Assignee Unit	$—	$(5)	$1	$10	$15

Total Assets	$6,952	$6,987	$7,302	$7,281	$7,374

Long Term Obligations:
Notes Payable	$—	$—	$—	$—	$—

Cash Distributions per Limited Partnership Assignee Unit	$—	$—	$—	$—	$85

(1)	$1,000 original contribution per limited partnership assignee Unit based on 59,919 limited partnership Assignee Units outstanding during the period.

(2)	See discussion in Item 7 regarding future results of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This Item should be read in conjunction with Financial Statements contained elsewhere in this Report.

Results of Operations

2003 Compared to 2002

Net loss in 2003 was $14,000 as compared to a net loss of $328,000 in 2002. Revenues in 2003 were $599,000, composed primarily of $525,000 received as the result of a settlement of a lawsuit in the second quarter and $74,000 of interest income, as compared to revenue of $123,000 in 2002, consisting primarily of interest income. The decline in interest income in 2003 was experienced because of dramatically decreased interest rates in 2003.

Expenses in 2003 were $613,000, composed primarily of legal expenses of $445,000 related to the Partnership’s legal proceedings, a proposed amendment of the Partnership Agreement, and certain tender offers for Partnership units and $130,000 for investor services related to such proposed amendment and tender offers. These expenses compare with $451,000 of expenses in 2002, which included $326,000 of legal expenses primarily related to legal proceedings and certain actual and threatened tender offers and $88,000 of investor services expenses primarily related to such tender offers.

2002 Compared to 2001

Net loss in 2002 was $328,000 as compared to net income of $51,000 in 2001. Revenues in 2002 were $123,000, composed almost entirely of interest income, as compared to revenues of $294,000 in 2001, also consisting principally of interest income. The decreased interest income in 2002 reflects a decline in interest rates during this period.

Expenses in 2002 were $451,000, consisting of $326,000 in legal costs, primarily related to the Partnership’s legal proceedings, advice regarding a possible amendment of the Partnership Agreement and certain actual and threatened tender offers for Partnership units, and $88,000 of investor services primarily related to such tender offers. These expenses compare with $243,000 of expenses in 2001, which included $63,000 of legal expenses primarily related to the Partnership’s legal proceedings, $64,000 of investor services costs and $79,000 of receivable write-offs related to uncollectible escrow deposits in related to a hotel property managed by the Partnership. The increased expenses in 2002 reflect preparation for a trial in one of the Partnership’s lawsuits and increased tender offer activity in 2002.

Off-Balance Sheet Obligations

The Partnership has no off-balance sheet obligations to which it is a party.

Partnership Liquidity and Capital Resources

Introduction

As presented in the 2003 Statement of Cash Flows, cash used by operating activities related principally to legal fees associated with ongoing litigation and legal fees and investor services costs related to a proposed amendment of the Partnership Agreement and certain tender offers for Partnership units. Other income included $525,000 received as a result of the settlement of litigation initiated by the Partnership. Interest income was earned on cash balances related to court-ordered reserves to be held until the resolution of litigation with third parties. The Partnership considers investments (primarily commercial paper) with an original maturity date of less than three months at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2003.

As presented in the 2002 Statement of Cash Flows, cash used by operating activities related principally to legal fees associated with ongoing litigation, a possible amendment of the Partnership Agreement and certain actual and threatened tender offers for Partnership units and investor services costs related to certain tender offers for Partnership units. Interest income was earned on cash balances related to court-ordered reserves to be held until the resolution of litigation with third parties. The Partnership considers investments (primarily commercial paper) with an original maturity date of less than three months at the time of purchase to be cash equivalents. There were no cash equivalents at December 31, 2002.

At December 31, 2003, the Partnership’s assets consisted of cash and restricted cash of $1,952,000 and $5,000,000, respectively. These amounts are available to provide for the ultimate resolution of the matters discussed below. Additionally, it is expected that the general partners will be required to recontribute all or a portion of the cumulative amounts received in distributions of approximately $914,000. This amount would also be available as a capital resource to provide for the capital needs of the Partnership. As further discussed below, the Partnership is involved in several litigation matters in connection with its former properties, which are still ongoing.

The former management company at the Residence Inn-Ontario, which is controlled by Kenneth E. Nelson (“Nelson”), defaulted on certain obligations under the management agreement for such hotel. In 1991, the Partnership terminated the management agreement and initiated legal proceedings against the former management company. The management company withheld $194,000 from property funds in unauthorized management fees prior to relinquishing management of the property. The $194,000 was treated as a receivable in the Partnership’s Financial Statements until 1996 when it was written off. As discussed in Note 4 to the Financial Statements, in March 1993 the parties verbally agreed to settle the lawsuit (the “SF Settlement”); however, difficulties arose in consummating the settlement. After a hearing in May 1994, the Court ruled in June that in the settlement the Partnership had agreed to purchase the land underlying the Residence Inn-Nashville (the “Land”) from Nashville Lodging Company (“NLC”), an affiliate of Nelson, subject to a lis pendens on the Land.

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

In another action in Nashville, Tennessee, 2300 and NLC alleged that the Partnership refused to purchase the Land as required by the SF Settlement and demanded indemnification for all costs and losses of 2300 and NLC relating to Orlando’s claims. In February 1996, the Court in this action granted a motion filed by 2300 and NLC for partial summary judgement, ruling that the Partnership had breached the SF Settlement. In February 1998, the Court enjoined the Partnership from conveying, transferring, or otherwise disposing of its cash to any extent which would leave less than $5 million available for payment of any judgment awarded to 2300 and NLC. In September 2002, the parties signed and the Court entered an agreed final order under which 2300 and NLC waived their sole remaining claims, and in effect received a final judgment of no damages. This judgment has been appealed by 2300 and NLC to the Tennessee Court of Appeals. In connection with this appeal, the Partnership may also seek reversal of the lower Court ruling that the Partnership breached the SF Settlement. The parties have filed initial and reply briefs with the Tennessee Court of Appeals and oral argument was held on January 8, 2004. The Court of Appeals has made no ruling as of the date hereof.

In addition, in January 2001, GP Credit Co., LLC filed a purported class action against the Partnership and Metric Realty, SSR Realty Advisors, Inc. (“SSR”) and certain of SSR’s affiliates and current and former employees (collectively, the “SSR Parties”) and a class of all limited partners of the Partnership (the “LPs”) alleging, among other things, that the SSR Parties fraudulently caused GSI to distribute $16.8 million to the LPs. No party has taken any material actions in this case and it remains pending.

In May 2003, Nelson filed with the SEC and disseminated a tender offer for a majority of the Partnership’s units and for consent solicitations. In response, Metric Realty filed a schedule 14D-9 Statement with the SEC and the Partnership filed a lawsuit to enjoin Nelson’s proposals. The Court issued in June 2003 a temporary restraining order halting the tender offer and consent solicitations. Nelson’s tender offer expired on October 31, 2003, and in December 2003, the Court permanently enjoined Nelson from soliciting consents from the Partnership unit holders in connection with matters for which either a meeting or vote without a meeting has not been duly called by Metric Realty.

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

In February 2003, the Managing General Partner sent to all holders of Units of record as of February 1, 2003 a solicitation statement (the “Solicitation Statement”) seeking Unit holder approval of a proposed amendment of the LPA (the “Amendment”). The Amendment would have eliminated certain prohibitions of transfers of Units (the “Prohibitions”) that now prevent the Managing General Partner from processing transfers of more than 5% of the Units in any calendar year and of more than 50% of the Units over any 12-month period. Based on a tax opinion received from counsel and other considerations described in the Solicitation Statement, the Managing General Partner concluded that it would be in the best interest of the Unit holders for the LPA to be amended to remove the Prohibitions. In order for the Amendment to become effective, it had to be approved by the holders of more than 50% of the total outstanding Units by no later than May 8, 2003. As of that date, holders of 37% of the outstanding Units had submitted written consents approving the Amendment, which was insufficient to make the Amendment effective.

Conclusion

In view of the uncertainties in connection with the litigation relating to the Hotel (as described in Note 4 to the Financial Statements) and the distributions the General Partners will be obligated to return to the Partnership prior to its liquidation, the Partnership no longer provides an estimated net asset value per Assignee Unit. However, the Partnership is aware that some resale transactions of Units have taken place in the informal secondary market. In this informal market, transactions may or may not take place in any given time period and occur at a price negotiated between the buyer and seller. The Partnership has no knowledge concerning how a particular price may be determined. Resale transactions of 848 units, or 1.42% of the total outstanding Units were recorded on the books of the Partnership’s transfer agent between January 1, 2003 and December 31, 2003, reflecting prices ranging from $20 to $90 per Unit, with a simple average price of $47.28. The Partnership’s knowledge of these transactions is based solely on the books and records of its Transfer Agent.

As discussed in Item 8, Note 1 to the Financial Statements, there is substantial doubt regarding the Partnership’s ability to continue as a going concern. The Partnership does not expect to receive any significant cash flow through December 31, 2004.

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

REPORT OF INDEPENDENT AUDITORS

Metric Partners Growth Suite Investors, L.P., a California Limited Partnership:

We have audited the accompanying balance sheets of Metric Partners Growth Suite Investors, L.P., a California Limited Partnership, (the “Partnership”) as of December 31, 2003 and 2002, and the related statements of operations, partners’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Metric Partners Growth Suite Investors, L.P. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

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

Ernst & Young LLP

New York, New York
February 10, 2004

See notes to financial statements.

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
A California Limited Partnership

BALANCE SHEETS

ASSETS	December 31, 2003	December 31, 2002
CASH AND CASH EQUIVALENTS	$1,952,000	$1,987,000
RESTRICTED CASH	5,000,000	5,000,000

TOTAL ASSETS	$6,952,000	$6,987,000

LIABILITIES AND PARTNERS’ EQUITY
OTHER LIABILITIES	$23,000	$44,000

COMMITMENTS AND CONTINGENCIES
PARTNERS’ EQUITY (DEFICIENCY):
GENERAL PARTNERS	(914,000)	(914,000)
LIMITED PARTNERS (59,919 units outstanding).	7,843,000	7,857,000

TOTAL PARTNERS’ EQUITY	6,929,000	6,943,000

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$6,952,000	$6,987,000

See notes to financial statements.

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
REVENUES
Interest and other	$599,000	$123,000	$294,000

Total revenues	599,000	123,000	294,000

EXPENSE
Interest	—	—	—
General and administrative (Including $22,000 paid to the managing general partner and affiliates in 2003, 2002 and 2001, respectively)	613,000	451,000	243,000

Total expenses	613,000	451,000	243,000

NET (LOSS) INCOME	$(14,000)	$(328,000)	$51,000

NET (LOSS) INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT:

NET (LOSS) INCOME	$—	$(5)	$—

CASH DISTRIBUTIONS PER LIMITED PARTNERSHIP ASIGNEE UNIT	$—	$—	$—

See notes to financial statements.

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
A California Limited Partnership

STATEMENTS OF PARTNERS’ EQUITY (DEFICIENCY)
For the Years Ended December 31, 2003, 2002 and 2001

	General	Limited
	Partner	Partners	Total
BALANCE, DECEMBER 31, 2000	$(914,000)	$8,134,000	$7,220,000
Net Income	—	51,000	51,000

BALANCE, DECEMBER 31, 2001	(914,000)	8,185,000	7,271,000
Net Income	—	(328,000)	(328,000)

BALANCE, DECEMBER 31, 2002	(914,000)	7,857,000	6,943,000
Net Loss	—	(14,000)	(14,000)

BALANCE, DECEMBER 31, 2003	$(914,000)	$7,843,000	$6,929,000

See notes to financial statements.

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
A California Limited Partnership

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
OPERATING ACTIVITIES:
Net (loss) income	$(14,000)	$(328,000)	$51,000
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	—	—	214,000
Other liabilities	(21,000)	13,000	(30,000)

Net cash used by operating activities	(35,000)	(315,000)	235,000

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35,000)	(315,000)	235,000
Cash and cash equivalents at beginning of year	1,987,000	2,302,000	2,067,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,952,000	$1,987,000	$2,302,000

See notes to financial statements.

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS
December 31, 2003

1. Organization and Summary of Significant Accounting Policies

Organization — Metric Partners Growth Suite Investors, L.P., a California Limited Partnership (the “Partnership”), was organized under the laws of the State of California to acquire, hold for investment, manage, and ultimately sell, all-suite, extended stay hotels, which are a franchise of the Residence Inn, by Marriott, Inc. The Managing General Partner is Metric Realty, an Illinois general partnership. The Associate General Partner of the Partnership is GHI Associates II, L.P., a California Limited Partnership, of which Metric Realty is the general partner and Prudential-Bache Properties, Inc., a wholly owned subsidiary of Prudential Securities Group Inc., is the limited partner. Through March 31, 1997, Metric Realty was owned by Metric Holdings, Inc. and Metric Realty Corp. Metric Realty Corp. was the Managing Partner of Metric Realty. On April 1, 1997, Metric Holdings, Inc. and Metric Realty Corp., the partners of the Managing General Partner, Metric Realty, were involved in certain corporate transactions. Pursuant to these transactions, (i) Metric Holdings, Inc. was merged into a newly formed corporation known as SSR Realty Advisors, Inc. (“SSR Realty”), which became the managing partner of Metric Realty, and (ii) Metric Realty Corp. was merged into Metric Property Management, Inc., a subsidiary of SSR Realty. Accordingly, the partners of Metric Realty are now SSR Realty and Metric Property Management, Inc. After consummation of these transactions, both partners of Metric Realty continue to be wholly owned individual subsidiaries of Metropolitan Life Insurance Company, as were both partners prior to the occurrence of such transactions. The Partnership was organized on June 28, 1984, and commenced operations on April 14, 1988. Capital contributions of $59,932,000 ($1,000 per assignee Unit) were made by the limited partners.

Basis of Presentation — The financial statements of the Partnership have been prepared on the accrual basis of accounting in accordance with accounting principals generally accepted in the United States and assume that the Partnership will continue as a going concern. The Partnership is subject to ongoing litigation that is more fully described in Note 4. The uncertainties relating to this litigation create substantial doubt about the Partnership’s ability to continue as a going concern. Management intends to vigorously defend against this litigation. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classifications of liabilities that may result from the outcome of those uncertainties.

Fair Value of Financial Instruments — The carrying amounts of cash and cash equivalents, restricted cash and other liabilities, due to the short nature of such items, approximate their fair value.

Use of Estimates — The preparation of the Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents — The Partnership considers all highly liquid investments, primarily commercial paper, with an original maturity date of three months or less at the time of purchase to be cash equivalents.

Restricted Cash — The $5,000,000 balance at December 31, 2003, and 2002 is the amount which (as discussed in Note 4) the Court enjoined the Partnership from conveying, transferring, or otherwise disposing of.

Credit Risk — Financial instruments, which potentially subject the Partnership to concentrations of credit risk, include cash and cash equivalents and restricted cash. The Partnership places its cash deposits and temporary cash investments with creditworthy, high-quality financial institutions. The concentration of such cash deposits and temporary cash investments is not deemed to create a significant risk to the Partnership.

Gain on Sale of Properties — Sales are generally recorded at the close of escrow or after title has been transferred to buyer and after appropriate payments have been received and other criteria for gain recognition have been met.

Marketing — Marketing costs were expensed as incurred.

Net (Loss) Income Per Limited Partnership Assignee Unit — Net (loss) income per limited partnership assignee Unit is computed by dividing net income allocated to the limited partners by 59,919 assignee Units.

Income Taxes — No provision for Federal and state income taxes has been made in the Financial Statements because income taxes are the obligation of the partners.

Revenue Recognition — Income (principally interest on cash and cash equivalents) is recognized when earned.

2. Transactions with the Managing General Partner and Affiliates

In accordance with the Partnership agreement, the Partnership is charged by the Managing General Partner and affiliates for services provided to the Partnership. The amounts are as follows:

	2003	2002	2001
Partnership management charges	$22,000	$22,000	$22,000

These charges for Partnership management consist of reimbursement of expenses incurred by the Managing General Partner and affiliates on behalf of the Partnership for partnership accounting, professional services and investor services and include an allocation of certain internal costs related to such services.

In accordance with the Partnership agreement, the general partners are allocated their two percent continuing interest in the Partnership’s net income or loss and cash distributions. In addition, in 1994 the general partners were allocated gross income of $245,000 in accordance with and calculated pursuant to the Partnership Agreement. However, beginning in 1995 and through 1998, due to the general partners’ equity account balance, the Partnership adjusted and limited the income allocation to the general partners to amounts equal to their two percent continuing interest in cash distributions. Pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At December 31, 2003, such amount is approximately $914,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

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

On February 29, 2000, a mediation meeting was held for the purposes of settling the issues among the lender, the former lessor on the ground lease and the Partnership. At that meeting, the parties agreed to the terms of a settlement agreement (“Settlement”) that was subsequently signed in March 2000. The Settlement provided for (i) payment by the Partnership to the former lessor of the ground lease of the $655,000 deferred ground rent liability (including interest, which the Partnership earned on that amount until date of actual payment) and (ii) collection of $125,000 by the Partnership representing its share of proceeds from the sale of personal property. In addition, the parties agreed that the Partnership was entitled to operations to the date of foreclosure plus any cash and cash reserves held by Marriott pertaining to the Partnership’s ownership period to the date of foreclosure of the Hotel.

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

In December 1998, the Court granted a motion for partial summary judgment filed by the Partnership, dismissing most of the remaining damage claims of TP Plaintiffs, including claims for indemnification for any loss resulting from the claims of Orlando. After these claims were dismissed, TP Plaintiffs amended their damage claim to seek to recover the alleged differential between the price that the Partnership agreed to pay for the Land and its alleged fair market value. The amount of this claim was approximately $1.6 million. In addition, TP Plaintiffs sought to recover attorneys’ fees to enforce the SF Settlement.

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

On September 3, 2002, the TP Plaintiffs and the Partnership signed and the Court entered an agreed final order under which the TP Plaintiffs waived their sole remaining damage claims. All other damage claims asserted by the TP Plaintiffs in the case had been dismissed by prior orders of the Court. The effect of the order is a final judgment of no damages for the TP Plaintiffs. The agreed final order was proposed by the TP Plaintiffs, who have filed a notice of appeal of the final judgment with the Tennessee Court of the Appeals. In connection with this appeal, the Partnership will seek to have the judgment upheld, but if the Court of Appeals should determine to overturn any of the lower Court rulings in favor of the Partnership and remand the case to the lower Court, the Partnership will also seek reversal of the lower court ruling that the Partnership breached the SF Settlement. The parties have filed initial and reply briefs with the Tennessee Court of Appeals and oral argument was held on January 8, 2004. The Court of Appeals has made no ruling as of the date hereof.

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

On January 10, 2001, GP Credit Co., LLC (“GP”) filed this purported class action against the Partnership and Metric Realty, SSR Realty Advisors, Inc. (“SSR”) and certain of SSR’s affiliates and current and former employees (collectively, the “SSR Parties”) and a class of all limited partners of the Partnership (the “LPs”) alleging, among other things, that the SSR Parties fraudulently caused GSI to distribute $16.8 million to the LPs. GP, which claims to have purchased a claim owned by NLC, is demanding general and punitive damages against the Partnership and the SSR Parties and damages from the LPs with regard to the portion of this $16.8 million distribution received by each LP. Process was served on all non-LP defendants in March and April 2002 and answers have been filed on behalf of all non-LP defendants. A Court status conference is set for August 27, 2004.

Metric Partners Growth Suite Investors, L.P. vs. Kenneth E. Nelson, United States District Court for the Northern District of California, Case No. C 03-2523 CRB

On May 14, 2003 Nelson filed with the SEC and disseminated to each of the Partnership’s Unit holders a tender offer for a majority of the Metric units at $86 per unit and four consent solicitations, the approval of all of which were a precondition to Nelson’s tender offer. These conditions were (1) an amendment to the Partnership’s limited partnership agreement (the “Partnership Agreement”) that would allow a purchaser to acquire control of the Partnership; (2) removal of Metric Realty and affiliates as general partners; (3) election of Nelson as the sole general partner; and (4) settlement of pending litigation between Nelson, NLC, GP, LLC and the Partnership by entry of a judgment in favor of GP against the Partnership for $10 million, of which $4 million was to be immediately paid to GP.

In response, Metric Realty filed a Schedule 14D-9 Statement with the SEC on May 28, 2003 recommending that the Unit holders reject Nelson’s tender offer and consent solicitations. Also, the Partnership filed on May 28, 2003 this lawsuit seeking to enjoin Nelson’s proposals on the principal legal grounds that Nelson’s tender offer and consent solicitations violated the procedural and substantive provisions of the Partnership Agreement, his disclosure materials contained misrepresentations and material omissions and his takeover plan would violate his fiduciary duty and aid and abet a breach of fiduciary duty by Partnership Unit holders.

On June 27, 2003, the Court issued a temporary restraining order halting Nelson’s proceeding with his tender offer and consent solicitations except that he was allowed to attempt to convene a vote of the Unit holders in accordance with the Partnership Agreement. This order was converted to a preliminary injunction on August 5, 2003 pursuant to a Court Order stipulated to by the parties. Nelson’s tender offer expired by its terms on October 31, 2003. Once the tender offer had expired, the Partnership sought to convert the preliminary injunction into a final judgment. On December 12, 2003, the parties stipulated to and the Court entered a final judgment against Nelson, granting a permanent injunction preventing him from soliciting consents from the Partnership’s unit holders in connection with matters for which either a meeting or a vote without a meeting has not been called by Metric Realty in accordance with the Partnership Agreement.

5. Reconciliation to Income Tax Method of Accounting

The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the Financial Statements are as follows:

	2003	2002	2001
Net (loss) income — Financial Statements	$(14,000)	$(328,000)	$51,000
Differences resulted from:
Other	—	—	—

Net (loss) income – income tax method	$(14,000)	$(328,000)	$51,000

Taxable (loss) income per limited partnership assignee unit	$0	$(5)	$1

Net assets and liabilities — Financial Statements	$6,929,000	$6,943,000	$7,302,000
Cumulative differences resulted from:
Other	—	—	—

Net assets and liabilities — income tax method	$6,929,000	$6,943,000	$7,302,000

6. Summarized Quarterly Financial Information (Unaudited)

The following represents selected financial data for the Partnership, for the two years ended December 31, 2003 and 2002. The data should be read in conjunction with the financial statements included elsewhere herein.

	For the Three Months Ended,
2003	March 31	June 30	September 30	December 31
Total Revenues	$21,000	$565,000	$17,000	$17,000
Total Expenses	46,000	216,000	350,000	46,000

Net (Loss) Income	$(25,000)	$349,000	$(333,000)	$(29,000)

Net Income (Loss) per Limited Partnership Assignee Unit.	$—	$6	$(6)	$—

Total Assets	$6,937,000	$7,307,000	$6,978,000	$6,952,000

Long Term Obligations:
Notes Payable:	$—	$—	$—	$—

Cash Distributions per Limited Partnership Assignee Unit	$—	$—	$—	$—

	For the Three Months Ended,
2002	March 31	June 30	September 30	December 31
Total Revenues	$34,000	$32,000	$30,000	$27,000
Total Expenses	107,000	96,000	107,000	141,000

Net (Loss):	$(73,000)	$(64,000)	$(77,000)	$(114,000)

Net (Loss) per Partnership Assignee Unit (1):
Net (Loss)	$(1)	$(1)	$(1)	$(2)

Total Assets	$7,215,000	$7,147,000	$7,065,000	$6,943,000

Long Term Obligations:
Notes Payable	$—	$—	$—	$—

Cash Distributions per Limited Partnership Assignee Unit	$—	$—	$—	$—

(1) $1,000 original contribution per limited partnership Assignee Unit based on 59,919 limited partnership Assignee Units outstanding during the period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the fiscal year ended December 31, 2003, as required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer of Metric Realty, the Managing General Partner of the Partnership, of the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, such officers have concluded that, as of such date, the Partnership’s disclosure controls and procedures are effective in alerting them on a timely basis to information relating to the Partnership required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act.

(b) Changes in Internal Controls. There have not been any changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. For informational purposes only, the following are the names and additional information relating to the executive officers of Metric Realty, the Managing General Partner of the Partnership, and the directors and executive officers of SSR Realty Advisors, Inc. (“SSR Realty”), the managing partner of Metric Realty.

(a) Directors and Executive Officers

Fred Lieblich
Director and President, SSR Realty; Chief Executive Officer, Metric Realty

Mr. Lieblich age 42, has been President of SSR Realty, a subsidiary of MetLife, Inc., since July 2003 and Chief Executive Officer of Metric Realty since August 2003. Since 1984 Mr. Lieblich has served in various positions within MetLife’s and SSR Realty’s real estate investment operations. His experience includes research, acquisitions, financing, asset management and dispositions. In addition, he spent three years co-managing MetLife’s $11 billion general account equity portfolio. Mr. Lieblich received a B.S. from the University of Illinois and an M.B.A. from the University of Chicago. He is a member of the Editorial Board of the Journal of Real Estate Portfolio Management, the Board of Directors of the National Bureau of Real Estate Research, and a member of The National Council of Real Estate Investment Fiduciaries, The Pension Real Estate Association and The National Association of Real Estate Investment Managers.

Richard S. Davis
Chairman of the Board, SSR Realty

Mr. Davis, age 58, was elected to his position with SSR Realty in November 2000. He joined State Street Research & Management Company (“State Street”), a subsidiary of Metropolitan Life Insurance Company (“MetLife”), in November 2000, as Chairman of the Board, Chief Executive Officer and President. He also serves as President and CEO of SSRM Holdings, Inc. a wholly owned subsidiary of MetLife, which in turn serves as a holding company for several of MetLife’s investment management subsidiaries. Prior to joining State Street, Mr. Davis was Senior Vice President, Fixed Income Investments for MetLife, responsible for the firm’s $110 billion fixed income portfolio. Prior to this, Mr. Davis spent 8 years at J.P. Morgan Securities and J.P. Morgan Investment Management, where his responsibilities spanned from global fixed income sales management to client business, risk management and product development for the firm’s money management division. He previously held successive management positions for 19 years at First Boston Corporation, where he was ultimately responsible for leading sales, trading and research for all fixed income products. He holds a Bachelor’s degree from Georgetown University and a Master’s Degree in Business Administration from Columbia University.

William A. Finelli
Executive Managing Director and Chief Operating Officer, SSR Realty; Chief Financial Officer, Metric Realty

Mr. Finelli, age 46, has been Executive Managing Director and Chief Operating Officer of SSR Realty since July 2003 and Chief Financial Officer of Metric Realty since 1997. Prior to July 2003, he was Managing Director, Chief Financial Officer of SSR Realty or one of its predecessor companies since August 1995. He is responsible for managing the activities of the accounting, information technology, human resources, legal, investment analysis and valuation areas of SSR Realty. Before he joined SSR Realty, Mr. Finelli served from November 1983 as a financial executive of MBL. His last position with MBL was Vice President — Real Estate Accounting. Prior to his years at MBL, Mr. Finelli was with Ernst & Young, a public accounting firm. Mr. Finelli graduated from Rutgers University with a Bachelor’s Degree in Accounting in 1979 and is a Certified Public Accountant.

John Lombardo
Director, SSR Realty

Mr. Lombardo, age 50, serves as a Director of SSR and as Managing Director and Chief Financial Principal of State Street Research. He became a Director of SSR in June 2003. Mr. Lombardo joined State Street Research in July 2001. From 1976 to July 2001, he was Senior Vice President, Product and Financial Management of Metropolitan Property and

Casualty Insurance Company, a property and casualty insurance company that is a subsidiary of MetLife, Inc. Mr. Lombardo received a B.A. from Brown University.

Herman H. Howerton
Managing Director and General Counsel, SSR Realty

Mr. Howerton, age 60, has served as General Counsel of SSR Realty or its predecessor companies since 1988. From 1984 to 1988, he was employed by Fox Capital Management Corporation (“FCMC”) in various legal positions. He was employed by Cushman & Wakefield in commercial leasing from 1983 to 1984. Prior to that, from 1972 to 1982, Mr. Howerton held various positions with Itel Corporation, including those of Vice President-Administration and Vice President, General Counsel and Secretary. He received a Bachelor of Arts Degree from California State University at Fresno in 1965 and a Juris Doctorate Degree from Harvard Law School in 1968. He is a member of the State Bar of California.

There are no family relationships between the Partnership’s directors or executive officers.

(b) Code of Ethics

SSR Realty, , the Managing Partner of the Managing General Partner of the Partnership, has adopted a Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer of the Managing General Partner. This Code of Ethics includes written standards intended to deter wrongdoing and to promote (i) honest and ethical conduct, (ii) compliance with applicable governmental laws, rules and regulations and (iii) accountability for adherence to the Code.

SSR Realty intends to revise its Code of Ethics to require expressly (i) full, fair accurate, timely and understandable disclosure in reports and documents it files on behalf of the Partnership with the SEC or in other public communication on behalf of the Partnership and (ii) the prompt internal reporting of violations of the Code.

(c) Audit Committee Financial Expert

As noted above, the Partnership has no executive officers or directors. SSR Realty, the managing partner of the Managing General Partner, manages the affairs and has general responsibility for the Partnership. As a result, the Partnership does not have an audit committee and must look to the Directors of SSR Realty, as fulfilling the role of the Partnership’s audit committee. The members of such audit committee have determined that the Partnership has at least one audit committee financial expert serving on its audit committee. William A. Finelli fulfills this role. As Mr. Finelli is employed by SSR Realty, the Managing Partner of the Managing General Partner of the Partnership, he is not independent as such term is used in Item 7(d)(3)(iv) of Schedule 14A as promulgated by the Securities and Exchange Commission

Item 11. Executive Compensation.

The Partnership does not pay or employ any directors or officers. Compensation to the directors and officers of SSR Realty, the managing partner of Metric Realty (the managing general partner of the Partnership), is paid by SSR Realty or its affiliates and is not related to the results of the Partnership.

The Partnership has not established any plans pursuant to which plan or non-plan compensation has been paid or distributed during the last fiscal year or is proposed to be paid or distributed in the future, nor has the Partnership issued or established any options or rights relating to the acquisition of its securities or any plan relating to such options or rights. However, included in the expense reimbursements made to the managing general partner or affiliates by the Partnership is an allocation for a portion of the compensation paid to personnel rendering asset management services to the Partnership

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of March 1, 2004, based on a review of filings made with the SEC with respect to the Partnership, no person or group of related persons is known to the Partnership to be the beneficial owner of more than five percent of the voting securities of the Partnership. Neither the Partnership’s Managing General Partner nor affiliates of the Partnership’s Managing General Partner have contributed capital to the Partnership.

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

Item 13. Certain Relationships and Related Transactions.

None; except that the Partnership in 2002 and 2003 paid and in 2004 will pay expense reimbursements to Metric Realty for services provided to the Partnership. See the Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933, which is incorporated by reference herein, and Note 2 to the Financial Statements in Item 8. All of the individuals listed in Item 10 above are officers and employees of and receive compensation from SSR Realty or an affiliate.

Item 14. Principal Accountant Fees and Services.

Independent Auditor Fee Information

Audit Fees

Fees for audit services were $7,665 in 2003 and $7,300 in 2002. These fees were associated with the annual audit and the reviews of the Partnership’s quarterly reports on Form 10-Q.

Tax Fees

Fees for tax compliance services were $7,500 in 2003 and $8,100 in 2002.

Disclosure of Pre-Approval Procedures

Metric Realty is the Partnership’s Managing General Partner. The Chief Financial Officer of Metric Realty, acting on behalf of the Board of Directors of SSR Realty, the managing partner of Metric Realty, approved the appointment of the independent auditor and its fees, including tax fees, for 2003. In March 2004, the Board of Directors ratified such approval by the Chief Financial Officer and established a pre-approval policy requiring the prior approval by the Board of the retention of an independent accountant to provide auditing and tax services for 2004 and subsequent periods. The independent auditor has full access to the senior management of Metric Realty.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1., 2. and 3. See Item 8 of Form 10-K for Financial Statements for the Partnership, Notes thereto, and Financial Statement Schedules. (A table of contents to Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

(b)	No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

(c)	List of Exhibits (numbered in accordance with Item 601 of Regulation S-K):

3.1	Amended and Restated Limited Partnership Agreement of the Partnership. Incorporated by reference to Post-Effective Amendment No. 3 to the Partnership’s Form S-11 Registration Statement filed with the Commission on July 14, 1989.

4.1	Assignment Agreement among the Partnership, Metric Realty and Metric Assignor, Inc. on behalf of all holders of limited partnership assignee Units. Incorporated by reference to Post-Effective Amendment No. 3 to the Partnership’s Form S-11 Registration Statement filed with the Commission on July 14, 1989.

14.1	Code of Ethics of SSR Realty Advisors, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P., a California Limited Partnership

By:	Metric Realty, an Illinois general partnership, its Managing General Partner

By:	/s/ Fred Lieblich

Fred Lieblich Chief Executive Officer Metric Realty

Date:	March 19, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Fred Lieblich	By:	/s/ Richard S. Davis

	Fred Lieblich Director, SSR Realty Advisors, Inc. and Chief Executive Officer, Metric Realty (Chief Executive Officer)		Richard S. Davis Chairman of the Board, SSR Realty Advisors, Inc.

By:	/s/ William A. Finelli	By:	/s/ John Lombardo

	William A. Finelli Director, SSR Realty Advisors, Inc. and Chief Financial Officer, Metric Realty (Chief Financial and Accounting Officer)		John Lombardo Director, SSR Realty Advisors, Inc.

Date:	March 19, 2004