Form 10-Q
period 2004-03-31
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2004-05-14
CIK 800730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________________ to _______________________

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
a California Limited Partnership

BALANCE SHEETS

	March 31,
	2004	December 31,
	(Unaudited)	2003
ASSETS
Cash and Cash Equivalents	$1,925,000	$1,952,000
Restricted Cash	5,000,000	5,000,000

TOTAL ASSETS	$6,925,000	$6,952,000

LIABILITIES AND PARTNERS’ EQUITY
Other Liabilities	$15,000	$23,000

TOTAL LIABILITIES	15,000	23,000

PARTNERS’ EQUITY (DEFICIENCY)
General Partners	(914,000)	(914,000)
Limited Partners (59,919 Units Outstanding)	7,824,000	7,843,000

TOTAL PARTNERS’ EQUITY	6,910,000	6,929,000

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$6,925,000	$6,952,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2004	2003
REVENUES:
Interest and Other	$16,000	$21,000

EXPENSES:
General and Administrative	35,000	46,000

NET LOSS	$(19,000)	$(25,000)

NET LOSS PER LIMITED PARTNERSHIP ASSIGNEE UNIT	$—	$—

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF PARTNERS’ EQUITY (DEFICIENCY)

For the Three Months Ended March 31, 2004

	General Partners	Limited Partners	Total
Balance, January 1, 2004	$(914,000)	$7,843,000	$6,929,000
Net Loss	—	(19,000)	(19,000)

Balance, March 31, 2004	$(914,000)	$7,824,000	$6,910,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES
Net Loss	$(19,000)	$(25,000)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Changes in Operating Assets and Liabilities:
Other Liabilities	(8,000)	(25,000)

Net Cash Used in Operating Activities	(27,000)	(50,000)

DECREASE IN CASH AND CASH EQUIVALENTS	(27,000)	(50,000)
Cash and Cash Equivalents at Beginning of Period	1,952,000	1,987,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,925,000	$1,937,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	Reference to the 2003 Audited Financial Statements

These unaudited financial statements should be read in conjunction with the Notes to Financial Statements included in the 2003 audited financial statements.

The financial information contained herein reflects all normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation.

There is a substantial doubt regarding the Partnership’s ability to continue as a going concern.

2.	Transactions with the Managing General Partner and Affiliates

In accordance with the Partnership Agreement, Metric Partners Growth Suite Investors, L.P., (“the Partnership”) is charged by the Managing General Partner and Affiliates for services provided to the Partnership. The Partnership was charged $6,000 for reimbursement of administrative expenses in each of the three month periods ended March 31, 2004 and 2003.

As discussed in Note 2 to the 2003 audited financial statements, pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At March 31, 2004 such amount is approximately $914,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

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

Results of Operations

During the three months ended March 31, 2004 and 2003, the Partnership had a net loss of $19,000 and $25,000, respectively. Revenues for both periods consisted solely of interest income. The decline in interest income in 2004 was due to decreasing interest rates during the last 12 months. Expenses in the first quarter of 2003 were higher than the comparable period in 2004 primarily due to approximately $14,000 in legal expenses related to the preparation for trial in one of the Partnership’s lawsuits that was scheduled to commence in May 2003.

The partnership ceased hotel operations in 1999; therefore, expenses for the comparative periods reflect legal fees and administrative expenses.

Partnership Liquidity and Capital Resources

First Quarter of 2004

As stated in the Statement of Cash Flows for the three months ended March 31, 2004, cash was generated from interest income on Cash and Cash Equivalents as well as Restricted Cash balances. Cash was used to pay for legal and administrative expenses of the Partnership.

First Quarter of 2003

As stated in the Statement of Cash Flows for the three months ended March 31, 2003, cash was generated from interest income on Cash and Cash Equivalents as well as Restricted Cash balances. Cash was used to pay for legal and administrative expenses of the Partnership.

Conclusion

As discussed in Note 1 to the 2003 audited financial statements, there is substantial doubt regarding the Partnership’s ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report as required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer of Metric Realty, the Managing General Partner of the Partnership, of the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, such officers have concluded that, as of such date, the Partnership’s disclosure controls and procedures are effective in alerting them on a timely basis to information relating to the Partnership required to be disclosed by the Partnership in the reports that it files or submits under the Exchange Act.

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

On September 3, 2002, the TP Plaintiffs and the Partnership signed and the Court entered an agreed final order under which the TP Plaintiffs waived their sole remaining damage claims. All other damage claims asserted by the TP Plaintiffs in the case had been dismissed by prior orders of the Court. The effect of the order is a final judgment of no damages for the TP Plaintiffs. The agreed final order was proposed by the TP Plaintiffs, who have filed a notice of appeal of the final judgment with the Tennessee Court of the Appeals. In connection with this appeal, the Partnership will seek to have the judgment upheld, but if the Court of Appeals should determine to overturn any of the lower Court rulings in favor of the Partnership and remand the case to the lower Court, the Partnership will also seek reversal of the lower court ruling that the Partnership breached the SF Settlement. The parties have filed briefs with the Tennessee Court of Appeals and oral argument on the issues on appeal was held on January 8, 2004. The Partnership is awaiting a decision from the Tennessee Court of Appeals.

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

The Partnership filed a Form 8-K Report on April 28, 2004, which report was amended on May 7, 2004, to disclose under Item 4 thereof the dismissal of the Partnership’s principal accountant and the engagement of a new principal accountant, effective April 27, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,

a California Limited Partnership

By:	Metric Realty
an Illinois general partnership
its Managing General Partner

By:	/s/ William A. Finelli

William A. Finelli
Chief Financial Officer

Date:	May 14, 2004