Form 10-Q
period 2004-06-30
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2004-08-13
CIK 800730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-17660

METRIC PARTNERS
GROWTH SUITE INVESTORS, L.P.,

a California Limited Partnership
(Exact name of Registrant as specified in its charter)

CALIFORNIA	94-3050708

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One California Street	94111-5415
San Francisco, California

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(415) 678-2000
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
a California Limited Partnership

BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$1,900,000	$1,952,000
Restricted Cash	5,000,000	5,000,000

TOTAL ASSETS	$6,900,000	$6,952,000

LIABILITIES AND PARTNERS’ EQUITY
Other Liabilities	$14,000	$23,000

TOTAL LIABILITIES	14,000	23,000

PARTNERS’ EQUITY (DEFICIENCY)
General Partners	(914,000)	(914,000)
Limited Partners (59,919 Units Outstanding)	7,800,000	7,843,000

TOTAL PARTNERS’ EQUITY	6,886,000	6,929,000

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$6,900,000	$6,952,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2004	2003
REVENUES:
Interest and Other	$33,000	$565,000

EXPENSES:
General and Administrative	76,000	216,000

NET (LOSS) INCOME	$(43,000)	$349,000

NET (LOSS) INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT	$(1)	$6

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	June 30,
	2004	2003
REVENUES:
Interest and Other	$16,000	$545,000

EXPENSES:
General and Administrative	41,000	171,000

NET (LOSS) INCOME	$(25,000)	$374,000

NET (LOSS) INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT	$—	$6

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF PARTNERS’ EQUITY (DEFICIENCY)(UNAUDITED)
For the Six Months Ended June 30, 2004

	General Partners	Limited Partners	Total
Balance, January 1, 2004	$(914,000)	$7,843,000	$6,929,000
Net Loss	—	(43,000)	(43,000)

Balance, June 30, 2004	$(914,000)	$7,800,000	$6,886,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2004	2003
OPERATING ACTIVITIES
Net (Loss) Income	$(43,000)	$349,000
Adjustments to Reconcile Net (Loss) Income to Net Cash (Used) Provided by Operating Activities:
Changes in Operating Assets and Liabilities:
Other Liabilities	(9,000)	(29,000)

Net Cash (Used) Provided by Operating Activities	(52,000)	320,000

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(52,000)	320,000
Cash and Cash Equivalents at Beginning of Period	1,952,000	1,987,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,900,000	$2,307,000

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

2.	Transactions with the Managing General Partner and Affiliates

In accordance with the Partnership Agreement, Metric Partners Growth Suite Investors, L.P., (“the Partnership”) is charged by the Managing General Partner and Affiliates for services provided to the Partnership. The Partnership was charged $11,000 for reimbursement of administrative expenses in each of the six month periods ended June 30, 2004 and 2003.

As discussed in Note 2 to the 2003 audited financial statements, pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At June 30, 2004 such amount is approximately $914,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

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

Results of Operations

During the six months ended June 30, 2004 and 2003, the Partnership had a net (loss) income of $(43,000) and $349,000, respectively. Revenues for 2004 consisted solely of interest income. Revenues for 2003 consisted primarily of a $525,000 settlement payment received by the Partnership on June 6, 2003. Legal and administrative expenses in the first six months of 2003 were higher than the comparable period in 2004 primarily as a result of responses to a tender offer for a majority of the Partnership’s Units and consent solicitations made in May 2003.

Partnership Liquidity and Capital Resources

Second Quarter of 2004

As stated in the Statement of Cash Flows for the six months ended June 30, 2004, cash was generated from interest income on Cash and Cash Equivalents as well as Restricted Cash balances. Cash was used to pay for legal and administrative expenses of the Partnership.

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

On September 3, 2002, the TP Plaintiffs and the Partnership signed and the Court entered an agreed final order under which the TP Plaintiffs waived their sole remaining damage claims. All other damage claims asserted by the TP Plaintiffs in the case had been dismissed by prior orders of the Court. The effect of the order is a final judgment of no damages for the TP Plaintiffs. The agreed final order was proposed by the TP Plaintiffs, who filed a notice of appeal of the final judgment with the Tennessee Court of the Appeals. In connection with this appeal, the Partnership sought to have the judgment upheld, but in the event the Court of Appeals overturned the lower Court rulings in favor of the Partnership and remanded the case to the lower Court, the Partnership also sought reversal of the lower court ruling that the Partnership breached the SF Settlement. The parties filed briefs with the Tennessee Court of Appeals and oral argument on the issues on appeal was held on January 8, 2004.

On June 30, 2004, the Court of Appeals of Tennessee (the “Court of Appeals”) ruled in favor of the Partnership, affirming the decision of the Chancery Court in all respects. Thus, the judgment that the TP Plaintiffs are entitled to receive no damages from the Partnership has been affirmed. The TP Plaintiffs moved for a rehearing by the Court of Appeals on July 9, 2004, which motion was denied on July 21, 2004. The TP Plaintiffs have until September 20, 2004 to file an application for permission to appeal to the Tennessee Supreme Court.

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

The Partnership filed a Form 8-K Report on July 9, 2004, to disclose under Item 5 the ruling by the Court of Appeals of Tennessee in favor of Metric Partners Growth Suite Investors, L.P., a California Limited Partnership with respect to the claims asserted by third-party plaintiffs in Orlando Residence Ltd. vs. 2300 Elm Hill Pike, Inc. and Nashville Lodging Company vs. Metric Partners Growth Suite Investors, L.P.

     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

By:	Metric Realty
an Illinois general partnership
its Managing General Partner

By:	/s/ William A. Finelli

William A. Finelli
Chief Financial Officer

Date:	August 12, 2004

Exhibit Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002