Form 10-Q
period 2004-09-30
METRIC PARTNERS GROWTH SUITE INVESTORS LP
filed 2004-11-12
CIK 800730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

     Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X  No

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes       No  X

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements.

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)

ASSETS
Cash and Cash Equivalents	$1,890,000	$1,952,000
Restricted Cash	5,000,000	5,000,000

TOTAL ASSETS	$6,890,000	$6,952,000

LIABILITIES AND PARTNERS’ EQUITY
Other Liabilities	$28,000	$23,000

TOTAL LIABILITIES	28,000	23,000

PARTNERS’ EQUITY (DEFICIENCY)
General Partners	(914,000)	(914,000)
Limited Partners (59,919 Units Outstanding)	7,776,000	7,843,000

TOTAL PARTNERS’ EQUITY	6,862,000	6,929,000

TOTAL LIABILITIES AND PARTNERS’ EQUITY	$6,890,000	$6,952,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2004	2003
REVENUES:
Interest and Other	$56,000	$582,000

EXPENSES:
General and Administrative	123,000	566,000

NET (LOSS) INCOME	$(67,000)	$16,000

NET (LOSS) INCOME PER LIMITED PARTNERSHIP ASSIGNEE UNIT	$(1)	$—

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	September 30,
	2004	2003
REVENUES:
Interest and Other	$23,000	$17,000

EXPENSES:
General and Administrative	47,000	350,000

NET LOSS	$(24,000)	$(333,000)

NET LOSS PER LIMITED PARTNERSHIP ASSIGNEE UNIT	$—	$(6)

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENT OF PARTNERS’ EQUITY (DEFICIENCY)(UNAUDITED)
For the Nine Months Ended September 30, 2004

	General Partners	Limited Partners	Total
Balance, January 1, 2004	$(914,000)	$7,843,000	$6,929,000
Net Loss	—	(67,000)	(67,000)

Balance, September 30, 2004	$(914,000)	$7,776,000	$6,862,000

See notes to financial statements (unaudited).

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2004	2003
OPERATING ACTIVITIES Net (Loss) Income	$(67,000)	$16,000
Adjustments to Reconcile Net (Loss) Income to Net Cash Used by Operating Activities:
Changes in Operating Assets and Liabilities:
Other Liabilities	5,000	(25,000)
Net Cash Used by Operating Activities	(62,000)	(9,000)

DECREASE IN CASH AND CASH EQUIVALENTS	(62,000)	(9,000)
Cash and Cash Equivalents at Beginning of Period	1,952,000	1,987,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,890,000	$1,978,000

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

2.	Transactions with the Managing General Partner and Affiliates

In accordance with the Partnership Agreement, Metric Partners Growth Suite Investors, L.P., (“the Partnership”) is charged by the Managing General Partner and Affiliates for services provided to the Partnership. The Partnership was charged $17,000 for reimbursement of administrative expenses in each of the nine month periods ended September 30, 2004 and 2003.

As discussed in Note 2 to the 2003 audited financial statements, pursuant to the Partnership Agreement, immediately prior to liquidation and if certain distribution levels to the limited partners are not met, the general partners may be obligated to return all or a portion of the cumulative amounts received in distributions. At September 30, 2004 such amount is approximately $914,000 and the Partnership believes circumstances will be such that the general partners will be required to re-contribute this amount.

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

Results of Operations

During the nine months ended September 30, 2004 and 2003, the Partnership had a net (loss) income of $(67,000) and $16,000, respectively. Revenues for 2004 consisted solely of interest income. Revenues for 2003 consisted primarily of a $525,000 settlement payment received by the Partnership on June 6, 2003. Legal and administrative expenses in the first nine months of 2003 were higher than the comparable period in 2004 primarily as a result of responses to a tender offer for a majority of the Partnership’s Units and consent solicitations made in May 2003.

Partnership Liquidity and Capital Resources

Third Quarter of 2004

As stated in the Statement of Cash Flows for the nine months ended September 30, 2004, cash was generated from interest income on Cash and Cash Equivalents as well as Restricted Cash balances. Cash was used to pay for legal and administrative expenses of the Partnership.

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

Nashville Lodging Company vs. Metric Partners Growth Suite Investors, L.P. et al., Circuit Court, State of Wisconsin, Case No. 94CV001212.

In February 1994, NLC served this lawsuit on the Partnership. NLC alleges fraud, breach of settlement contract and breach of good faith and fair dealing and seeks compensatory, punitive and exemplary damages in an unspecified amount for the Partnership’s failure to consummate the SF Settlement. In February 1994, the Partnership filed an answer and requested that the Court stay the action pending resolution of the SF Lawsuit including all appeals. The Court refused to stay the action and discovery commenced. In February 1995, the Court determined that the Partnership could be sued in Wisconsin but stayed the case until the settlement of the SF Lawsuit has been finalized. The case has been dismissed by the Court.

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

On June 30, 2004, the Court of Appeals of Tennessee (the “Court of Appeals”) ruled in favor of the Partnership, affirming the decision of the Chancery Court in all respects. Thus, the judgment that the TP Plaintiffs are entitled to receive no damages from the Partnership has been affirmed. The TP Plaintiffs moved for a rehearing by the Court of Appeals on July 9, 2004, which motion was denied on July 21, 2004. The TP Plaintiffs filed an application for permission to appeal to the Tennessee Supreme Court on September 20, 2004. The Partnership filed a response to the application on October 6, 2004.

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

On January 10, 2001, GP Credit Co., LLC (“GP”) filed this purported class action against the Partnership and Metric Realty, SSR Realty Advisors, Inc. (“SSR”) and certain of SSR’s affiliates and current and former employees (collectively, the “SSR Parties”) and a class of all limited partners of the Partnership (the “LPs”) alleging, among other things, that the SSR Parties fraudulently caused GSI to distribute $16.8 million to the LPs. GP, which claims to have purchased a claim owned by NLC, is demanding general and punitive damages against the Partnership and the SSR Parties and damages from the LPs with regard to the portion of this $16.8 million distribution received by each LP. Process was served on all non-LP defendants in March and April 2002 and answers have been filed on behalf of all non-LP defendants. A Court status conference previously scheduled for August 27, 2004 has been continued to January 14, 2005.

Item 6. Exhibits

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

METRIC PARTNERS GROWTH SUITE INVESTORS, L.P.,
a California Limited Partnership

By:	Metric Realty an Illinois general partnership its Managing General Partner
By:	/s/ William A. Finelli William A. Finelli Chief Financial Officer
Date:	November 12, 2004